Form 10-K
period 1993-12-31
BALLYS PARK PLACE INC
filed 1994-03-31
CIK 311359

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                       FORM 10-K

(Mark One)

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the fiscal year ended December 31, 1993

                                     OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      Commission file number:   1-8540


                          BALLY'S PARK PLACE, INC.
           (Exact name of registrant as specified in its charter)

               Delaware                                 22-2264974
    (State or other jurisdiction                     (I.R.S. Employer
         of incorporation or                        Identification No.)
            organization)

      Park  Place & The Boardwalk
       Atlantic City, New Jersey                          08401
(Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code: (609) 340-2000


         Securities registered pursuant to Section 12(b) of the Act:

                                    None

         Securities registered pursuant to Section 12(g) of the Act:

                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

At March 24, 1994, all 100 outstanding shares of the registrant's common stock were held by Bally's Casino Holdings, Inc., a subsidiary of Bally
Manufacturing Corporation.

The Registrant meets the conditions set forth in General Instruction J (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                                   PART I


Except as otherwise stated, the information contained in this Annual Report is as of December 31, 1993, the end of the registrant's last fiscal year.


ITEMS 1 and 2. BUSINESS AND PROPERTIES


Introduction

     The registrant, Bally's Park Place, Inc. (the "Company"), is incorporated in Delaware and was a wholly owned subsidiary of Bally Manufacturing Corporation ("BMC") until June 16, 1993, when BMC contributed all of the capital stock of the Company to Bally's Casino Holdings, Inc. ("Casino Holdings"). Casino Holdings was formed as a subsidiary of BMC in April 1993 to serve as a holding company for the Company and for acquiring and developing gaming operations, including those in newly emerging gaming jurisdictions.
The Company, through its wholly owned subsidiary Bally's Park Place, Inc., a New Jersey corporation ("Bally's Park Place--New Jersey"), operates a casino hotel complex in Atlantic City, New Jersey. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.


Bally's Park Place

     Bally's Park Place--New Jersey operates the Bally's Park Place Casino Hotel and Tower ("Bally's Park Place") situated on an eight-acre site with ocean frontage at the well-known intersection of Park Place and the Boardwalk in Atlantic City, New Jersey. The casino hotel complex is centrally located among the nine other casino hotels adjacent to the Boardwalk and is within four blocks of Atlantic City's Convention Hall and the new convention corridor currently under development, which will include a new convention facility.
The Company's strategic location on the Boardwalk contributes to its success in attracting significant walk-in casino business, including strong crossover business from competing casinos located nearby. Equipped with two multi-story parking garages and surface valet parking lots, management believes that the Company is also strongly positioned to attract the desirable drive-in business.

     The Company is one of the largest casino hotel facilities in Atlantic City, currently encompassing approximately 2.2 million square feet of space, including approximately 68,000 square feet of casino floor space, a 30-story hotel tower, a 12-story hotel facility and two multi-story parking garages providing over 2,000 parking spaces. The casino features approximately 2,000 slot machines and 115 table games including baccarat, blackjack, craps, roulette and poker, among others. The Company employs the latest slot machine technology and places particular emphasis on the location, design and lighting of its slot machine areas in its efforts to further develop, expand and compete for slot machine play, which generates higher margins than table game play.

     The Company has more than 1,250 rooms (including 77 suites), making it the largest four-star hotel in New Jersey, and contains approximately 50,000 square feet of meeting and exhibition space and a 38,000 square foot health spa facility. Dining areas include three specialty restaurants, a cocktail lounge, a coffee shop, a buffet, a delicatessen, two fast food facilities and a restaurant with a bar and lounge in the spa. The Company offers a variety of other facilities and amenities to its patrons.

     The Company's operating strategy capitalizes on its central location and quality facilities and promotes the diversity of its casino games and courteous approach to guests. Historically believed to be a leader in Atlantic City's middle to upper-middle tier slot player segments, the Company devotes significant managerial and promotional resources to the maintenance and expansion of slot machine play, including higher denomination slot business. The Company also targets middle-market table game players. The marketing strategy of the Company is to generate a high volume of play from casino customers from New York, Philadelphia and other northeastern metropolitan areas, as well as to develop its position in all segments of the Atlantic City hotel and convention market.

     The Company plans to make capital expenditures of approximately $18 million during 1994 for the completion of suite rooms in the hotel tower, casino expansion and reconfiguration, the purchase of data processing equipment, construction of a new players lounge, restaurant and kitchen renovations, the construction of a poker, horse race simulcasting and keno area and other public area improvements necessary to maintain the facility in a first-class condition.

     The Company's revenues and earnings from its casino hotel peak during the summer season, with less favorable operating results during the winter. The Company employs approximately 4,100 persons.


Casino Hotel Competition

     The Company faces intense competition in the Atlantic City market from other companies in the gaming industry, some of which have significantly greater financial resources than the Company. Since April 1990, there have been 11 casino hotel facilities operating in Atlantic City in competition with the Company, including GNAC, CORP. ("The Grand"), another wholly owned subsidiary of BMC. There have been no public announcements concerning new casino openings, however, several Atlantic City casinos have announced plans for expansion or are currently in the process of expanding their facilities. These expansions will increase competition in the Atlantic City market, particularly as additional slot machines are added.

     The Company believes that casino competition in Atlantic City is based primarily on the location and physical design of the casino hotel, hotel accommodations, the extent and quality of personalized service offered to guests and casino customers, the price and quality of rooms and food and beverages, the number and quality of its restaurants, convention and other public facilities, promotional allowances, the entertainment offered, the variety of table games and slot machines, table limits, casino credit granted to customers and parking capacity. Management believes that the Company's reputation as a first-class facility enhances its competitiveness in the Atlantic City market. In addition, the Company's central location positively affects its competitive position.

     The Company faces significant competition from both established casinos and newly emerging gaming operations. The Company believes that the legalization of casino gaming in jurisdictions such as Mississippi, Louisiana, South Dakota, Iowa, Illinois, and Colorado, and Indian gaming in Connecticut and elsewhere, has not, to date, had a material adverse impact on its operations. There have been proposals made for casinos in several jurisdictions near New Jersey. The Company believes that the adoption of legislation approving casino gaming in any of these jurisdictions (particularly Maryland, New York or Pennsylvania) could have a material adverse effect on its operations. The Company also competes with other forms of legalized gaming, including state-sponsored lotteries, jai alai, off-track wagering and card parlors.


New Jersey Regulation

     Gaming activities in Atlantic City are subject to the New Jersey Casino Control Act (the "Act"), regulations of the New Jersey Casino Control Commission (the "CCC") and other applicable laws. No casino may operate unless the required permits or licenses and approvals are obtained from the CCC. The CCC is authorized under the Act to adopt regulations covering a broad spectrum of gaming and gaming-related activities and to prescribe the methods and forms of applications from all classes of licensees. These laws and regulations concern primarily: (i) the financial stability, integrity, responsibility, good character, honesty and business ability of casino service suppliers and casino operators, their directors, officers and employees, their security holders and others financially interested in casino operations, (ii) the nature of casino hotel facilities, and (iii) the operating methods and financial and accounting practices used in connection with the casino operations. Taxes are imposed by the State of New Jersey on gaming operations at the rate of 8% of gross gaming revenues. In addition, the Act provides for an investment alternative tax of 2.5% of gross gaming revenues. This investment alternative tax may be offset by investment tax credits, which are obtained by purchasing bonds issued by or investing in housing or other development projects approved by the New Jersey Casino Reinvestment Development Authority (the "CRDA"), a state agency. New laws and regulations, as well as amendments to existing laws and regulations, relating to gaming activities in Atlantic City are periodically introduced or proposed and sometimes adopted.

     The CCC has broad discretion with regard to the issuance, renewal and revocation or suspension of casino licenses. A casino license is not transferable, is issued for a term of up to one year for the first two renewals and thereafter for a term of up to two years (subject to discretionary reopening of the licensing hearing by the CCC at any time), and must be renewed by filing an application which must be acted on by the CCC prior to the expiration of the license in force. At any time, upon a finding of disqualification or noncompliance, the CCC may revoke or suspend a license or impose fines.

     The Act imposes certain restrictions on the ownership and transfer of securities issued by a corporation that holds a casino license or is deemed a holding company, intermediary company, subsidiary or entity qualifier (each, an "affiliate") of a casino licensee. "Security" is defined by the Act to include instruments that evidence either a beneficial ownership in an entity (such as common stock or preferred stock) or a creditor interest in an entity (such as a bond, note or mortgage). Pursuant to the Act, the corporate charter of a publicly traded affiliate of a casino licensee must require that a holder of the company's securities dispose of such securities if the holder's continued holding would result in the company or any other affiliate being no longer qualified to continue as a casino licensee under the Act. The corporate charter of a casino licensee or any privately held affiliate of the licensee must: (i) establish the right of prior approval by the CCC with regard to a transfer of any security in the company and (ii) create the absolute right of the company to repurchase at the market price or purchase price, whichever is less, any security in the company in the event the CCC disapproves a transfer of such security under the Act. The corporate charters of the Company and the charters of its affiliates conform with the Act's requirements described above for privately held companies.

     If the CCC finds that an individual owner or holder of securities of a corporate licensee or an affiliate of such corporate licensee is not qualified under the Act, the CCC may propose remedial action. The CCC may require divestiture of the securities held by any disqualified holder who is required to be qualified under the Act (e.g., officers, directors, security holders and key casino and other employees). In the event that disqualified persons fail to divest themselves of such securities, the CCC may revoke or suspend the license. However, if an affiliate of a casino licensee is a publicly traded company and the CCC finds disqualified any holder of any security thereof who is required to be qualified, and the CCC also finds that: (i) such company has complied with aforesaid charter provisions, (ii) such company has made a good faith effort, including the prosecution of all legal remedies, to comply with any order of the CCC requiring the divestiture of the security interest held by the disqualified holder, and (iii) such disqualified holder does not have the ability to control the corporate licensee or any affiliate thereof, or to elect one or more members of the board of directors of such affiliate, the CCC will not take action against the casino licensee or its affiliate with respect to the continued ownership of the security interest by the disqualified holder.

     For purposes of the Act, a security holder is presumed to have the ability to control a publicly traded corporation, or to elect one or more members of its board of directors, if such holder owns or beneficially holds 5% or more of the equity securities of such corporation, unless such presumption of control or ability to elect is rebutted by clear and convincing evidence. An "institutional investor," as that term is defined under the Act, is entitled to a waiver of qualification if it holds less than 10% of the equity securities of a publicly traded holding or intermediary company of a casino licensee and: (i) the holdings were purchased for investment purposes only, (ii) there is no cause to believe the institutional investor may be found unqualified, and (iii) upon request by the CCC, the institutional investor files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its other affiliates. The CCC may grant a waiver of qualification to an institutional investor holding 10% or more of such securities upon a showing of good cause and if the conditions specified above are met.

     With respect to debt securities, the CCC generally requires a person holding 15% or more of a debt issue of a publicly traded affiliate of a casino licensee to qualify as a "financial source" where the use of the proceeds from the debt issue is related in any way to the financing of the casino licensee. There can be no assurance that the CCC will continue to apply the 15% threshold, and the CCC could at any time establish a lower threshold for qualification. An exception to the qualification requirement is made for institutional investors, in which case the institutional holder is entitled to a waiver of qualification if the holder's position in the aggregate is less than 20% of the total outstanding debt of the affiliate and less than 50% of any outstanding publicly traded issue of such debt, and if the conditions specified in the above paragraph are met. As with equity securities, a waiver of qualification may be granted to institutional investors holding larger positions upon a showing of good cause and if all conditions specified in the above paragraph are met.

     Generally, the CCC would require each institutional holder seeking a waiver of qualification to execute a certificate to the effect that: (i) the holder has reviewed the definition of institutional investor under the Act and believes that it meets the definition of institutional investor, (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business, (iii) the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of, the issuer, the casino licensee or any affiliate, and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' notice of such intent and shall file with the CCC an application for qualification before taking any such action.

     Commencing on the date the CCC serves notice on a corporate licensee or an affiliate of such corporate licensee that a security holder of such corporation has been found disqualified, it will be unlawful for the security holder to: (i) receive any dividends or interest upon any such securities,
(ii) exercise, directly or through any trustee or nominee, any right conferred by such securities, or (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise.

     Persons who are required to qualify under the Act by reason of holding debt or equity securities are required to place the securities into an Interim Casino Authorization ("ICA") trust pending qualification. Unless and until the CCC has reason to believe that the investor may not qualify, the investor will retain the ability to direct the trustee how to vote, or whether to dispose of, the securities. If at any time the CCC finds reasonable cause to believe that the investor may be found unqualified, it can order the trust to become "operative," in which case the investor will lose voting power, if any, over the securities but will retain the right to petition the CCC to order the trustee to dispose of the securities.

     Once an ICA trust is created and funded, and regardless of whether it becomes operative, the investor has no right to receive a return on the investment until the investor becomes qualified. Should an investor ultimately be found unqualified, the trustee would dispose of the trust property, and the proceeds would be distributed to the unqualified applicant only in an amount not exceeding the actual cost of the trust property. Any excess proceeds would be paid to the State of New Jersey. If the securities were sold by the trustee pending qualification, the investor would receive only actual cost, with disposition of the remainder of the proceeds, if any, to await the investor's qualification hearing.

     In the event it is determined that a licensee has violated the Act or its regulations, then under certain circumstances, the licensee could be subject to fines or have its license suspended or revoked. In addition, if a person required to qualify under the Act fails to qualify, or if a security holder who is required to qualify fails to qualify and does not dispose of his securities in the licensee or in any affiliate of the licensee, as may be required by the Act, then, under certain circumstances, the licensee could have its license suspended or revoked.

     If a casino license were not renewed, were suspended for more than 120 days or were revoked, the CCC could appoint a conservator. The conservator would be charged with the duty of conserving and preserving the assets so acquired and continuing the operation of the hotel and casino of a suspended licensee or with operating and disposing of the casino hotel facilities of a former licensee. Such suspended licensee or former licensee, however, would be entitled only to a fair return on its investment, to be determined under New Jersey law, with any excess to go to the State of New Jersey, if so directed by the CCC. Suspension or revocation of any licenses or the appointment of a conservator by the CCC would have a material adverse effect on the business of the Company.

     In September 1992, the casino license of the Company was renewed by the CCC for a two-year period. The Company anticipates a license renewal review in June 1994 as requested by the CCC and is not aware of any reasons that the license would not be renewed during 1994 for an additional two years.

Federal Registration

     The Company is required to make annual filings with the Attorney General of the United States in connection with the operation of slot machines. All requisite filings for the present year have been made.

ITEM 3. LEGAL PROCEEDINGS

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

     Item 4 is omitted pursuant to General Instruction J of Form 10-K.

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Item 5 is inapplicable.


ITEM 6. SELECTED FINANCIAL DATA

     Item 6 is omitted pursuant to General Instruction J of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Item 7 is presented in the reduced disclosure format pursuant to General Instruction J of Form 10-K.

RESULTS OF OPERATIONS

     Revenues of the Company for 1993 were $352.8 million compared to $331.1 million for 1992, an increase of $21.7 million (7%). Casino revenues for 1993 were $297.7 million compared to $278.0 million for 1992, an increased of $19.7 million (7%). Slot revenues, which include the discontinuation of certain progressive slot jackpots, increased $14.7 million (8%) due to an 11% increase in slot handle (volume) offset, in part, by a decline in the slot win percentage from 9.9% in 1992 to 9.6% in 1993. The Company added 112 slot machines (a 6% increase) during 1993. Slot revenue represented 69% of the Company's casino revenues in 1993 compared to 68% in 1992. Table games revenue, excluding poker, increased $2.4 million (3%) from 1992 primarily due to a 6% increase in the drop (amount wagered) offset, in part, by a decline in the hold percentage from 17.0% in 1992 to 16.5% in 1993. The Company's poker operations, which commenced in July 1993, contributed $2.6 million to its casino revenues.

     Rooms revenue increased $1.3 million (5%) due to an increase in rooms occupied in 1993 compared to 1992 offset, in part, by a reduction in the average room rate. Food and beverage revenue remained essentially unchanged. Interest income from affiliates declined $.9 million due to the elimination in 1992 of an intercompany loan.

     Atlantic City city-wide casino revenues for all operators in 1993, excluding poker and horse race simulcasting, increased approximately 2% from 1992, which was primarily attributable to a 5% increase in slot revenues offset, in part, by a 3% decrease in table game revenues. Atlantic City's 1993 results were negatively impacted by severe weather conditions that hampered attendance on several weekends in the first quarter. The number of slot machines in Atlantic City increased approximately 8% during 1993, while the number of Atlantic City table games, excluding poker tables, declined approximately 1%. Slot revenues in 1993 represented 67% of total gaming revenues in Atlantic City compared to 66% in 1992. Changes in gaming regulations, including modifications allowing more slot machines on existing casino floor space and permitting unrestricted 24-hour gaming effective July 1992, have aided Atlantic City slot revenue growth. In addition to the ongoing slot revenue trend, the introduction in the second quarter of 1993 of poker and horse race simulcasting has also improved the Atlantic City gaming climate. The Company's competitors in Atlantic City intensified their promotional slot marketing efforts during 1992 to expand their share of slot revenues and this trend continued through 1993. The Company believes it is well-positioned to compete for its share of casino revenues by continuing to offer promotional slot and table game programs and special events. Also, the Company plans a 13% expansion of its slot capacity and to introduce horse race simulcasting and keno, if approved by the CCC, in 1994. However, the Company believes that as a result of the aggressive competition for slot patrons, the slot win percentage will continue to be subject to competitive pressure and may further decline.

     Operating income of the Company for 1993 was $85.8 million compared to $62.7 million in 1992, an increase of $23.1 million (37%) due to the aforementioned increase in revenues and, to a lesser extent, a $1.4 million (1%) decrease in operating expenses. Casino expenses increased $.8 million (1%) due to an increase in salaries, benefits and other costs associated with expanded marketing and promotional efforts. Rooms expense increased $2.1 million (26%) mainly due to increased operating costs related to the higher room occupancy. Food and beverage expenses increased $1.2 million (7%) due to an increase in the cost of providing goods and services. Other operating expenses were essentially unchanged. Selling, general and administrative expenses decreased $4.1 million (10%) primarily due to a reduction in costs associated with a management restructuring, legal, insurance and other expenses. Depreciation and amortization expense were essentially unchanged. In addition, operating costs and expenses include charges for BMC's corporate overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs) allocated to the Company of $4.1 million and $3.7 million for 1993 and 1992, respectively. Allocations for 1993 and 1992 were, and management expects allocations in subsequent years will be, based upon similar cost categories and allocation methods subject to changes in circumstances which may warrant modifications. Management of BMC has advised the Company that no significant changes are presently contemplated.

     Interest expense was $44.9 million for 1993 compared to $48.0 million for 1992. The decrease of $3.1 million (6%) reflects lower average line of credit and intercompany borrowings and, to a lesser extent, lower average interest rates charged on these borrowings.

     Effective rates of the income tax provision were 45% in 1993 and 46% in 1992. The 1993 and 1992 income tax rates differ from the U.S. statutory tax rates of 35% and 34%, respectively, due principally to state income taxes, net of the related federal income tax benefit. A reconciliation of the income tax provision with amounts determined by applying the U.S. statutory tax rate to income before income taxes and cumulative effect on prior years of change in accounting for income taxes is included in Notes to consolidated financial statements.

     Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 retains the requirement to record deferred income taxes for temporary differences that are reported in different years for financial reporting and for tax purposes; however, the methodology for calculating and recording deferred income taxes has changed. Under the liability method adopted by SFAS No. 109, deferred tax liabilities or assets are computed using the tax rates expected to be in effect when the temporary differences reverse. Also, requirements for recognition of deferred tax assets and operating loss and tax credit carryforwards were liberalized by requiring their recognition when and to the extent that their realization is deemed to be more likely than not. As permitted by SFAS No. 109, the Company elected to use the cumulative effect approach rather than to restate the consolidated financial statements of any prior years to apply the provisions of SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes as of January 1, 1993 was a charge of $11.4 million. The effect of this change in accounting for income taxes on the provision for income taxes for 1993 was to increase the income tax provision by $.4 million as a result of applying the change in the U.S. statutory tax rate from 34% to 35% to deferred tax balances.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    INDEX

                                                                    Reference

Report of independent auditors. . . . . . . . . . . . . . . . . .        11
Consolidated balance sheet. . . . . . . . . . . . . . . . . . . .        12
Consolidated statement of income. . . . . . . . . . . . . . . . .        14
Consolidated statement of stockholder's equity. . . . . . . . . .        15
Consolidated statement of cash flows. . . . . . . . . . . . . . .        16
Notes to consolidated financial statements. . . . . . . . . . . .        18

                       REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholder
BALLY'S PARK PLACE, INC.


     We have audited the accompanying consolidated balance sheet of Bally's Park Place, Inc. (an indirect wholly owned subsidiary of Bally Manufacturing Corporation) as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bally's Park Place, Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in the "Summary of significant accounting policies -- Income taxes" note to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.










ERNST & YOUNG
Philadelphia, Pennsylvania
February 25, 1994, except for the
"Long-term debt" note, as to which
the date is March 8, 1994

                          BALLY'S PARK PLACE, INC.
  (An Indirect Wholly Owned Subsidiary of Bally Manufacturing Corporation)

                         CONSOLIDATED BALANCE SHEET

                               (In thousands)
                                 A S S E T S



                                                           December 31
                                                       --------------------
                                                         1993        1992
                                                       --------    --------
  Current assets:
    Cash and equivalents. . . . . . . . . . . . .      $ 12,295    $ 12,275
    Receivables:
      Hotel and casino, less allowances of
        $1,265 and $1,800 . . . . . . . . . . . .         3,964       2,346
      Affiliates. . . . . . . . . . . . . . . . .           555         622
      Notes and other . . . . . . . . . . . . . .         1,469         935
                                                       --------    --------
                                                          5,988       3,903
    Inventories . . . . . . . . . . . . . . . . .         1,834       1,972
    Deferred income taxes . . . . . . . . . . . .         6,161       7,611
    Other current assets. . . . . . . . . . . . .         1,025       1,166
                                                       --------    --------
               Total current assets . . . . . . .        27,303      26,927

  Property and equipment, at cost:
    Land. . . . . . . . . . . . . . . . . . . . .        82,825      82,844
    Buildings and improvements. . . . . . . . . .       541,667     540,089
    Furniture, fixtures and equipment . . . . . .       142,250     138,401
    Construction in progress. . . . . . . . . . .         4,447         906
                                                       --------    --------
                                                        771,189     762,240
    Accumulated depreciation. . . . . . . . . . .       284,691     262,847
                                                       --------    --------
               Net property and equipment . . . .       486,498     499,393

  Deferred finance costs, less accumulated
    amortization of $7,388 and $5,676 . . . . . .         7,502       9,214
  Casino Reinvestment Development Authority
    investments . . . . . . . . . . . . . . . . .        11,314       9,964
  Other assets. . . . . . . . . . . . . . . . . .         1,236       5,177
                                                       --------    --------
                                                       $533,853    $550,675
                                                       ========    ========



                                 (Continued)

                          BALLY'S PARK PLACE, INC.
  (An Indirect Wholly Owned Subsidiary of Bally Manufacturing Corporation)

                         CONSOLIDATED BALANCE SHEET

                      (In thousands, except share data)

<CAPTION
                    LIABILITIES AND STOCKHOLDER'S EQUITY



                                                           December 31
                                                       --------------------
                                                         1993        1992
                                                       --------    --------
  Current liabilities:
    Payable to affiliate . . . . . . . . . . . . .     $    ---    $ 16,000
    Accounts payable . . . . . . . . . . . . . . .        5,423       3,782
    Income taxes payable . . . . . . . . . . . . .        5,562       3,697
    Accrued liabilities:
      Compensation and payroll taxes . . . . . . .        7,895       6,335
      Interest . . . . . . . . . . . . . . . . . .       15,655      15,649
      Progressive slot jackpots. . . . . . . . . .        1,487       2,859
      Other. . . . . . . . . . . . . . . . . . . .       15,960      15,635
    Current maturities of long-term debt . . . . .           44       1,038
                                                       --------    --------
               Total current liabilities . . . . .       52,026      64,995

  Long-term debt, less current maturities. . . . .      354,727     355,779
  Deferred income taxes. . . . . . . . . . . . . .       31,760      15,571
  Pension liability. . . . . . . . . . . . . . . .        9,089       6,197
  Deferred compensation. . . . . . . . . . . . . .          ---      16,042
  Other long-term liabilities. . . . . . . . . . .        1,071       1,261

  Stockholder's equity:
    Common stock, no par value, at stated value,
      authorized 3,000 shares, issued and
      outstanding 100 shares . . . . . . . . . . .            1           1
    Additional paid in capital . . . . . . . . . .       85,179      90,829
    Retained earnings. . . . . . . . . . . . . . .          ---         ---
                                                       --------    --------
               Total stockholder's equity. . . . .       85,180      90,830
                                                       --------    --------
                                                       $533,853    $550,675
                                                       ========    ========



  See accompanying notes.

                          BALLY'S PARK PLACE, INC.
  (An Indirect Wholly Owned Subsidiary of Bally Manufacturing Corporation)

                      CONSOLIDATED STATEMENT OF INCOME

                               (In thousands)


                                               Years Ended December 31
                                           --------------------------------
                                             1993        1992        1991
                                           --------    --------    --------
  Revenues:
    Casino . . . . . . . . . . . . . .     $297,688    $277,997    $265,698
    Rooms. . . . . . . . . . . . . . .       25,019      23,724      23,454
    Food and beverage. . . . . . . . .       20,993      20,515      21,150
    Interest income from affiliates. .          ---         881       4,471
    Other. . . . . . . . . . . . . . .        9,107       8,015       8,030
                                           --------    --------    --------

                                            352,807     331,132     322,803

  Operating costs and expenses:
    Casino . . . . . . . . . . . . . .      117,718     116,879     111,920
    Rooms. . . . . . . . . . . . . . .       10,116       8,049       8,327
    Food and beverage. . . . . . . . .       18,993      17,844      18,737
    Other operating expenses . . . . .       53,060      54,154      52,382
    Selling, general and
      administrative . . . . . . . . .       36,352      40,488      47,873
    Depreciation and amortization. . .       26,581      27,358      28,147
    Allocations from Bally
      Manufacturing Corporation. . . .        4,141       3,660       1,000
                                           --------    --------    --------

                                            266,961     268,432     268,386
                                           --------    --------    --------

  Operating income . . . . . . . . . .       85,846      62,700      54,417
  Interest expense . . . . . . . . . .       44,919      47,960      48,951
                                           --------    --------    --------
  Income before income taxes and
    cumulative effect on prior years
    of change in accounting for income
    taxes. . . . . . . . . . . . . . .       40,927      14,740       5,466
  Provision for income taxes . . . . .       18,500       6,800       3,700
                                           --------    --------    --------
  Income before cumulative effect on
    prior years of change in
    accounting for income taxes. . . .       22,427       7,940       1,766

  Cumulative effect on prior years of
    change in accounting for income
    taxes. . . . . . . . . . . . . . .      (11,377)        ---         ---
                                           --------    --------    --------
  Net income . . . . . . . . . . . . .     $ 11,050    $  7,940    $  1,766
                                           ========    ========    ========

  See accompanying notes.
/TABLE

                                               BALLY'S PARK PLACE, INC.
                       (An Indirect Wholly Owned Subsidiary of Bally Manufacturing Corporation)

                                    CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                           (In thousands, except share data)


                                        Number                  Additional    Retained     Total
                                        of shares    Common     paid in       earnings     stockholder's
                                        issued       stock      capital       (deficit)    equity
                                        ---------    -------    ----------    ---------    -------------
Balance at December 31, 1990 . . . . .      100       $   1      $128,640      $  2,483       $131,124

    Net income . . . . . . . . . . . .       --          --            --         1,766          1,766
                                          -----       -----      --------      --------       --------
Balance at December 31, 1991 . . . . .      100           1       128,640         4,249        132,890

    Net income . . . . . . . . . . . .       --          --            --         7,940          7,940
    Receivable due from Bally
      Manufacturing Corporation
      declared as a dividend . . . . .       --          --       (37,811)      (12,189)       (50,000)
                                          -----       -----      --------      --------       --------
Balance at December 31, 1992 . . . . .      100           1        90,829           ---         90,830

    Net income . . . . . . . . . . . .       --          --            --        11,050         11,050
    Dividends paid . . . . . . . . . .       --          --        (5,650)      (11,050)       (16,700)
                                          -----       -----      --------      --------       --------
Balance at December 31, 1993 . . . . .      100       $   1      $ 85,179      $    ---       $ 85,180
                                          =====       =====      ========      ========       ========


FN>
See accompanying notes.
/TABLE

                          BALLY'S PARK PLACE, INC.
  (An Indirect Wholly Owned Subsidiary of Bally Manufacturing Corporation)
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                               Years Ended December 31
                                            ------------------------------
                                              1993       1992       1991
                                            --------   --------   --------
Operating:
  Income before cumulative effect on
    prior years of change in accounting
    for income taxes . . . . . . . . . . .  $ 22,427   $  7,940   $  1,766
  Adjustments to reconcile to cash
    provided-
    Depreciation and amortization. . . . .    26,581     27,358     28,147
    Deferred income taxes. . . . . . . . .     6,753      1,049     (1,461)
    Provision for doubtful receivables . .       421        889      1,846
    Write-off of property and
      equipment. . . . . . . . . . . . . .       ---        ---      2,367
    Changes in operating assets and
      liabilities. . . . . . . . . . . . .    (8,092)    (5,089)    13,720
    Other, net . . . . . . . . . . . . . .     1,712      3,209      1,524
                                            --------   --------   --------
        Cash provided by operating
          activities . . . . . . . . . . .    49,802     35,356     47,909

Investing:
  Purchases of property and equipment. . .   (14,436)   (10,268)   (10,922)
  Proceeds from disposal of property
    and equipment. . . . . . . . . . . . .       750        345        191
  Purchases of CRDA investments. . . . . .    (1,350)    (2,692)    (2,235)
                                             --------   --------   --------
        Cash used in investing
          activities . . . . . . . . . . .   (15,036)   (12,615)   (12,966)

Financing:
  Debt transactions -
    Payments under revolving lines of
      credit, net. . . . . . . . . . . . .    (1,000)   (22,000)   (50,000)
    Advances from (repayment to)
      affiliates . . . . . . . . . . . . .   (16,000)     1,700     17,000
    Repayments of long-term debt . . . . .    (1,046)    (2,296)      (537)
    Debt issuance costs. . . . . . . . . .       ---       (375)       ---
                                            --------   --------   --------
        Cash used in debt transactions . .   (18,046)   (22,971)   (33,537)

  Equity transactions -
    Dividends paid . . . . . . . . . . . .   (16,700)       ---        ---
                                            --------   --------   --------
        Cash used in financing
          activities . . . . . . . . . . .   (34,746)   (22,971)   (33,537)
                                            --------   --------   --------
  Increase (decrease) in cash and
      equivalents. . . . . . . . . . . . .        20       (230)     1,406
  Cash and equivalents, beginning of
      year . . . . . . . . . . . . . . . .    12,275     12,505     11,099
                                            --------   --------   --------
  Cash and equivalents, end of year. . . .  $ 12,295   $ 12,275   $ 12,505
                                            ========   ========   ========




                                 (Continued)
/TABLE

                          BALLY'S PARK PLACE, INC.
  (An Indirect Wholly Owned Subsidiary of Bally Manufacturing Corporation)
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
<CATPTION>
                                               Years Ended December 31
                                            -------------------------------
                                              1993       1992       1991
                                            --------   --------   ---------
SUPPLEMENTAL CASH FLOWS INFORMATION
  Changes in operating assets and
    liabilities:
    (Increase) decrease in receivables . .  $ (2,506)  $   (189)  $  2,814
    Decrease in inventories. . . . . . . .       138        151      2,805
    (Increase) decrease in other assets. .     4,082       (612)      (629)
    Increase (decrease) in accounts
       payable and accrued liabilities . .     2,160       (463)     5,125
    Increase in income taxes payable . . .     1,374      1,956      1,176
    Increase (decrease) in pension
       liability and deferred
       compensation. . . . . . . . . . . .   (13,150)    (5,764)     1,000
    Increase (decrease) in other
       long-term liabilities . . . . . . .      (190)      (168)     1,429
                                            --------   --------   --------
                                            $ (8,092)  $ (5,089)  $ 13,720
                                            ========   ========   ========




  Operating activities include cash
    payments for interest and income
    taxes as follows:
    Interest paid. . . . . . . . . . . . .  $ 43,278   $ 45,141   $ 47,635
    Interest capitalized . . . . . . . . .       (71)       (74)      (149)
    Income taxes paid. . . . . . . . . . .    10,373      3,795      3,985

  Investing and financing activities
    exclude the following non-cash
    activities:
    Receivable due from Bally
      Manufacturing Corporation
      declared as a dividend . . . . . . .  $    ---   $ 50,000   $    ---
    Donation of CRDA funds, net. . . . . .       950        ---         15


See accompanying notes.
/TABLE

                          BALLY'S PARK PLACE, INC.
  (An Indirect Wholly Owned Subsidiary of Bally Manufacturing Corporation)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (In thousands)


Summary of significant accounting policies

   Basis of presentation

     The accompanying consolidated financial statements include the accounts of Bally's Park Place, Inc., a Delaware corporation (the "Company") and its subsidiaries. The Company was a direct wholly owned subsidiary of Bally Manufacturing Corporation ("BMC") until June 16, 1993, when BMC contributed all of the capital stock of the Company to Bally Casino Holdings, Inc. ("Casino Holdings"). Casino Holdings was formed as a subsidiary of BMC in April 1993 to serve as a holding company for the Company and for acquiring and developing gaming operations, including those in newly emerging gaming jurisdictions. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

     The Company operates in one industry segment. All significant revenues arise from its casino and supporting hotel operations.

     Certain reclassifications have been made to prior years' financial statements to conform with the 1993 presentation.


   Cash equivalents

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.


   Inventories

     Inventories of provisions and supplies are stated at the lower of cost (first-in, first-out basis) or market, which approximates replacement cost.


   Property and equipment

     Depreciation of property and equipment is provided principally on the straight-line method over the estimated economic lives of the related assets and the terms of the applicable leases for leasehold improvements. Depreciation expense was $26,581, $26,462 and $26,306 for 1993, 1992 and 1991,
respectively.


   Deferred finance costs

     Deferred finance costs are being amortized over the terms of the related debt using the bonds outstanding method.

   Revenue recognition

     Casino revenues consist of the net win from gaming activities, which is the difference between gaming wins and losses. Operating revenues exclude the retail value of complimentary food, beverage and hotel services furnished to customers, which were approximately $31,780, $36,809 and $36,654 for 1993, 1992 and 1991, respectively. The estimated costs of providing such complimentary services, which are classified as casino expenses through interdepartment allocations from the departments granting the services, are as follows:

                                             1993        1992       1991
                                           --------    --------   --------
Rooms...................................   $  4,919    $  5,592   $  4,625
Food and beverage.......................     17,449      16,478     14,399
Other...................................        513         630        800
                                           --------    --------   --------
                                           $ 22,881    $ 22,700   $ 19,824
                                           ========    ========   ========

   Income taxes

     Taxable income or loss of the Company is included in the consolidated federal income tax return of BMC. Under agreements between the Company, BMC and Casino Holdings, income taxes are allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company receives credit from BMC for the tax benefit of the Company's net operating losses and tax credits, if any, that can be utilized in BMC's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by the Company on a separate consolidated federal income tax return basis. Payments to BMC are due at such time and in such amounts as payments are required to be made for income tax purposes. Payments by BMC for such tax benefits are due at the time BMC files the applicable consolidated federal income tax return. Under the tax sharing agreement, the Company had income taxes payable to BMC of $5,562 and $3,697 at December 31, 1993 and 1992, respectively, which are classified as income taxes payable on the accompanying consolidated balance sheet.

     Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 retains the requirement to record deferred income taxes for temporary differences that are reported in different years for financial reporting and for tax purposes; however, the methodology for calculating and recording deferred income taxes has changed. Under the liability method adopted by SFAS No. 109, deferred tax liabilities or assets are computed using the tax rates expected to be in effect when the temporary differences reverse. Also, requirements for recognition of deferred tax assets and operating loss and tax credit carryforwards were liberalized by requiring their recognition when and to the extent that their realization is deemed to be more likely than not. As permitted by SFAS No. 109, the Company elected to use the cumulative effect approach rather than to restate the consolidated financial statements of any prior years to apply the provisions of SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes as of January 1, 1993 was a charge of $11,377. The effect of this change in accounting for income taxes on the provision for income taxes for 1993 was to increase the income tax provision by $427 as a result of applying the change in the U.S. statutory tax rate from 34% to 35% to deferred tax balances.

   Fair value of financial instruments

     The fair value of the Company's financial instruments approximates their recorded book values at December 31, 1993 and 1992, excluding the 11 7/8% First Mortgage Notes due 1999 (the "11 7/8% Notes") whose fair market value, based on quoted market prices, was approximately $378,875 and $363,125 at December 31, 1993 and 1992, respectively.

Casino licensing

     In September 1992, the New Jersey Casino Control Commission (the "CCC") granted a two-year renewal of the Company's casino license to operate Bally's Park Place. A New Jersey casino license is not transferable, is issued for a term of one or two years and must be renewed by filing an application. The CCC requires that dividends and other payments to BMC by the Company, other than specifically defined payments made in the ordinary course of business, receive prior notice. The Company is not aware of any reasons that the license would not be renewed during 1994 for an additional two years.


Allocations from BMC and transactions with related parties

     BMC is a holding company without significant operations of its own. During 1992, BMC completed a major restructuring effort which began in late 1990 and which included the divestiture of several of its non-core businesses including the businesses operated directly by BMC. The businesses operated directly by BMC had previously supported BMC's overhead costs and made measurement of costs associated with oversight of subsidiary operations unnecessary. During 1991, BMC allocated costs to the Company consisting of the Company's allocable share of BMC's director's and officer's insurance and other BMC stockholder-related expenses primarily attributable to a restructuring. During 1992 and 1993, BMC allocated costs to the Company consisting of the Company's allocable share of BMC's corporate overhead including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs. While the Company does not obtain a measurable direct benefit from these allocated costs, management believes that the Company receives an indirect benefit from BMC's oversight. BMC's method for allocating costs to its subsidiaries is designed to apportion its costs to its subsidiaries based upon many subjective factors including size of operations and extent of BMC's oversight requirements. Management of BMC and the Company believe that the methods used to allocate these costs are reasonable and expect similar allocations in future years. Because of BMC's controlling relationship with the Company and the allocation of certain BMC costs, the operating results of the Company could be significantly different from those that would have been obtained if the Company operated autonomously.

     Certain executive officers of the Company function in a similar capacity for GNAC, CORP. (a wholly owned subsidiary of BMC which owns and operates the casino resort in Atlantic City known as the "The Grand"), and exercise decision making and operational authority over both entities. No allocation of cost is made from the Company to The Grand for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of the Company and The Grand are consolidated, including legal services, purchasing, limousine services and certain aspects of human resources. Costs of these operations are allocated to or from the Company either directly or using various formulas based on utilization estimates of such services. On a net basis, allocations from the Company were $1,096, $2,568 and $2,486 in 1993, 1992 and 1991, respectively, which management believes were reasonable.

     The Company leases surface area parking lots to The Grand, and rental income was $696 in each of 1993, 1992 and 1991. In addition, the Company paid $869 and $2,557 to The Grand during 1992 and 1991, respectively, for New Jersey Casino Reinvestment Development Authority ("CRDA") credits which were used by the Company in satisfaction of a portion of its CRDA obligations.

     In April 1990, the Company advanced BMC $50,000, with interest earned at the prime rate of its agent bank. In October 1992, BMC petitioned the CCC to allow the Company to declare the receivable due from BMC as a dividend. The CCC approved this request in December 1992. No interest was paid to the Company subsequent to April 1, 1992. Intercompany interest earned on this advance was $808 and $4,243 in 1992 and 1991, respectively.

     In December 1990, the Company advanced The Grand $2,700. This advance was repaid in June 1992. The Company earned interest monthly on this advance (at the prime rate of its agent bank) which totalled $73 and $228 in 1992 and 1991, respectively.
     The Company and The Grand have a cash management arrangement whereby The Grand advances excess funds to the Company which the Company uses to reduce the outstanding balance under its revolving credit agreement. As of December 31, 1992, the Company owed The Grand $16,000 which was repaid during 1993. These advances are payable on demand. The Company pays interest monthly on these advances (at the prime rate of its agent bank) which totalled $432, $1,249 and $862 in 1993, 1992 and 1991, respectively.


Discontinued motel operation

     In December 1991, the Company made a decision to close and demolish the motel operation of one of its subsidiaries. In connection with this decision, the Company recorded a $3,500 charge against operations in 1991 to write-off the remaining net book value of the property and equipment of this motel and to provide for the demolition cost and other related closing costs. The revenues and operating income of this motel operation were immaterial.


Casino Reinvestment Development Authority investments

     The New Jersey Casino Control Act (the "Act") provides, among other things, for an assessment of licensees equal to 1 1/4% of their gross casino revenues. This assessment may be satisfied by the Company investing in qualified eligible direct investments, by depositing funds with the CRDA (which will be used to purchase bonds issued by the CRDA), by making qualified contributions or, under certain circumstances, donating funds on deposit with the CRDA in exchange for credits against future CRDA obligations. The Company's investment obligation for 1993 was met by purchasing CRDA bonds, donating funds on deposit with the CRDA, utilizing CRDA credits and depositing funds with the CRDA. CRDA bonds have terms up to fifty years and bear interest at below market rates. The Company records a charge to operations when it deposits funds with the CRDA to reflect the estimated realizable value of its CRDA investments. No gain or loss is recorded relating to the donation of the CRDA obligations as the book value of the Company's investment in CRDA obligations approximates the credits received.

     The Company charged to operations $2,059, $2,228 and $2,950 in 1993, 1992 and 1991 respectively, to reflect the estimated realizable value of its CRDA investments.

     In January 1991, the Company received an assessment from the New Jersey Department of the Treasury (the "Treasury") alleging, pursuant to the Act, that the Company in 1983 failed to have sufficient qualified investments in excess of casino revenues. The Act in effect in 1983 required in this situation that a casino pay an assessment to satisfy its investment obligation. In January 1992, the Company and the Treasury settled this dispute, and the Company agreed to invest an additional $2,250 with the CRDA as follows: $600 in 1992; $300 in 1993; $300 in 1994; $300 in 1995 and $750
in 1996, and to participate in certain CRDA approved low income mortgage guarantee programs. The Company charged $1,100 to operations in 1991 as a result of the settlement, representing the Company's estimated net cost of the settlement obligation.


Long-term debt

                                                        December 31,
                                                      1993        1992
                                                    ---------   ---------
11 7/8% Notes..................................     $ 350,000   $ 350,000
Revolving credit agreement.....................         2,000       3,000
Other secured and unsecured debt...............         2,771       3,817
                                                    ---------   ---------
                                                      354,771     356,817
Less current maturities                                    44       1,038
                                                    ---------   ---------
                                                    $ 354,727   $ 355,779
                                                    =========   =========

     On March 8, 1994, the Company issued $425,000 principal amount of 9 1/4% First Mortgage Notes due 2004 (the "9 1/4% Notes"). The 9 1/4% Notes are not subject to any sinking fund requirement, but may be redeemed beginning March 1999, in whole or in part, with premiums ranging from 4.5% in 1999 to zero in 2002 and thereafter. In addition, on or before March 15, 1997, a portion of the 9 1/4% Notes may be redeemed at a premium of 9.25% out of the proceeds of one or more public equity offerings by the Company or Casino Holdings if such offerings were to occur, provided that at least $100,000 principal amount of the 9 1/4% Notes remains outstanding after the redemption. The 9 1/4% Notes are secured by a first mortgage on and security interest in substantially all property and equipment of the Company. The Company used the net proceeds from the sale of the 9 1/4% Notes to purchase and retire certain of its 11 7/8% Notes, defease the remaining 11 7/8% Notes at a price of 104.45% of their principal amount plus accrued interest through the redemption date, thereby satisfying all obligations thereunder, and pay a $30,000 dividend to Casino Holdings. The retirement and defeasance of the 11 7/8% Notes results in an extraordinary loss in the first quarter of 1994 of approximately $20,500, net of an income tax benefit of approximately $14,300. In connection with the sale of the 9 1/4% Notes, the Company terminated its existing credit facility and entered into an agreement for a new $50,000 revolving credit facility which expires on December 31, 1996, at which time all amounts outstanding become due. The new credit facility provides for interest on borrowings payable, at the Company's option, at the agent bank's prime rate or the LIBOR rate plus 2%, each of which increases as the balance outstanding increases. The rate of interest on borrowings was previously based upon the agent bank's prime rate or certain other short-term rates (6% at December 31, 1993). The Company pays a fee of 1/2% on the unused commitment. The new credit facility is secured by a pari passu lien on the collateral securing the 9 1/4% Notes.

     At December 31, 1993, $595 was available under the indenture for the 11 7/8% Notes to pay dividends, which was paid in February 1994. The indenture for the 9 1/4% Notes and the new credit facility imposes restrictions on the Company's ability to incur debt and issue preferred stock, make acquisitions and certain restricted payments, create liens, sell assets or enter into transactions with affiliates. The new credit facility is, in certain circumstances, more restrictive than the indenture for the 9 1/4 % Notes. In connection with the sale of the 9 1/4% Notes, the CCC requires, among other things, that dividends paid by the Company to Casino Holdings which are not paid pursuant to a net income test (generally limited to 50% of aggregate consolidated net income, as defined, earned since April 4, 1994) receive prior approval from the CCC. The indenture for the 9 1/4% Notes limits these dividends to $50,000 in aggregate.

     The Company has aggregate annual maturities of long-term debt (adjusted for the refinancing described above) for the five years after December 31, 1993 of $44, $46, $2,048, $50 and $52.


Income taxes

     The provision for income taxes consists of the following:

                                      Liability
                                        method         Deferred method
                                       --------     ---------------------
                                         1993         1992         1991
                                       --------     --------     --------
Current:
  Federal..........................    $  9,792     $  4,539     $  3,848
  State............................       1,955        1,212        1,313
                                       --------     --------     --------
                                         11,747        5,751        5,161

Deferred:
  Federal..........................       4,627          764       (1,012)
  State............................       2,126          285         (449)
                                       --------     --------     --------
                                          6,753        1,049       (1,461)
                                       --------     --------     --------
                                       $ 18,500     $  6,800     $  3,700
                                       ========     ========     ========

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1993 and January 1, 1993, along with their classification, are as follows:

                                December 31, 1993          January 1, 1993
                               Assets   Liabilities      Assets   Liabilities
                              -------   -----------     -------   -----------
Expenses which are not
  currently deductible
  for tax purposes:
    Bad debts...............  $   500      $   ---      $   706      $   ---
    Deferred compensation
      and pension...........    3,739          ---        8,937          ---
    Other...................    8,376          ---        9,857          ---
Depreciation and
  capitalized costs.........      ---       41,225          ---       38,437
State tax loss
  carryforwards.............      109          ---           83          ---
Other, net..................    2,917          ---           14          ---
                              -------      -------      -------      -------
                               15,641      $41,225       19,597      $38,437
                                           =======                   =======
Valuation allowance.........  (    15)                  (     7)
                              -------                   -------
                              $15,626                   $19,590
                              =======                   =======

Current.....................  $ 6,161      $   ---      $ 6,888      $   ---
Long-term...................    9,465       41,225       12,702       38,437
                              -------      -------      -------      -------
                              $15,626      $41,225      $19,590      $38,437
                              =======      =======      =======      =======

     At December 31, 1993, the Company had net operating loss carryforwards for state income tax purposes of approximately $1,787. The loss carryforwards begin to expire in 1997 and fully expire in 1999.

     The deferred income tax provision (benefit) for 1992 and 1991 arises from the tax effect of timing differences as follows:

                                                         Deferred method
                                                        ------------------
                                                          1992      1991
                                                        --------  --------
Deferred compensation and pension....................   $  1,713  $   (402)
Depreciation and amortization........................      1,427     1,150
Provision for bad debts..............................         38       378
CRDA investments.....................................       (320)   (1,077)
Accrued expenses.....................................     (1,633)   (1,384)
Other, net...........................................       (176)     (126)
                                                        --------  --------
                                                        $  1,049  $ (1,461)
                                                        ========  ========
/TABLE

     A reconciliation of the provision for income taxes with amounts determined by applying the U.S. statutory tax rate to income before income taxes and cumulative effect on prior years of change in accounting for income taxes is as follows:

                                             Liability
                                               method    Deferred method
                                              --------  ------------------
                                                1993      1992      1991
                                              --------  --------  --------
Tax at U.S. statutory tax rate (35% in
    1993 and 34% in 1992 and 1991).........   $ 14,324  $  5,012  $  1,858
  Add (deduct):
    State income taxes, net of related
      federal income tax benefit...........      2,647       988       570
    Effect of change is U.S. statutory tax
      rate on deferred tax balances........        427       ---       ---
    Write-off of property and equipment....        ---       ---       698
    Prior years' taxes.....................      1,107       380        (2)
    Other, net.............................         (5)      420       576
                                              --------  --------  --------
Provision for income taxes.................   $ 18,500  $  6,800  $  3,700
                                              ========  ========  ========

Benefit plans

     The Company has a noncontributory supplemental executive retirement plan (the "SERP") for certain key executives. Normal retirement under the SERP is age 60 and participants receive benefits based on years of service and compensation. Pension costs of the SERP are unfunded. The net periodic pension cost for the Company's SERP for 1993, 1992 and 1991 consists of the following:

                                                1993      1992      1991
                                              --------  --------  --------
Amortization of transition costs...........   $    251  $    126  $    140
Service cost-benefits earned during
  the period...............................      2,329       412       312
Interest cost on projected benefit
  obligations..............................        510       478     1,037
Other......................................        ---       220       ---
                                              --------  --------  --------
     Net periodic pension cost.............   $  3,090  $  1,236  $  1,489
                                              ========  ========  ========

     The following sets forth the plan's obligation and funded status as of December 31 for the SERP.

                                                          1993      1992
                                                        --------  --------
Actuarial present value of benefit obligations:
  Vested benefits...................................    $  6,773  $  2,969
  Nonvested benefits................................         694     1,046
                                                        --------  --------
  Accumulated benefit obligations...................       7,467     4,015
  Effect of projected salary increases..............       4,235     3,038
                                                        --------  --------
  Projected benefit obligations.....................      11,702     7,053
Unrecognized transition obligation..................        (603)     (856)
Unrecognized obligation due to change in
  assumptions.......................................      (2,010)      ---
                                                        --------  --------
Accrued pension liability...........................    $  9,089  $  6,197
                                                        ========  ========

     The discount rate was 6.0% in 1993 and 8.0% in 1992 and 1991, and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 6.0% in 1993, 1992 and 1991.

     In 1991, the Company and one of its executives entered into an agreement to terminate the executive's participation in a noncontributory supplemental executive retirement plan sponsored by the Company. Pursuant to this agreement, the Company agreed to pay the executive $27,600 over five years. The Company recorded the settlement in an amount equal to the net present value of the required payments. No charge against operations in 1991 was required, as the Company had fully accrued in prior years the value of this settlement as part of its pension liability. The net present value of the remaining payments under this termination agreement was $16,042 at December 31, 1992. On January 8, 1993, the Company and BMC entered into a retirement and separation agreement with this executive which, among other things, reduced the remaining amount payable under the termination agreement to $13,500, which the Company paid on such date.

     In addition to the defined benefit pension plans described above, the Company has a defined contribution plan which covers certain non-union employees and which is considered part of the Company's overall retirement program. The plan is a 401(k) plan to which the Company contributes an amount allocable based on eligible participants' compensation and a percent of eligible employees' contributions. The expense for the Company's defined contribution plan was $3,129, $2,608 and $3,800 for 1993, 1992 and 1991, respectively.

     Certain employees of the Company are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension plans. The contributions and charges to expense for these plans were $583, $562 and $567 in 1993, 1992 and 1991, respectively.

     In April 1991, an insurance company that issued guaranteed interest contracts ("GICs") that were purchased by both BMC's and the Company's qualified 401(k) plans was declared insolvent by the State of California's Insurance Commissioner (the "Commissioner"). Operations of this insurance company were assumed by the Commissioner. Approximately $7,400 of these GICs are held in a Master Trust for BMC's and its subsidiaries' employee benefit plans, of which approximately 42% is attributable to the Company's 401(k) plan. Although BMC and the Company had no legal obligation to fund any 401(k) plan losses, BMC's Board of Directors, in June 1991, authorized BMC, and therefore the Company, to ensure that participants in the Company's 401(k) plan not suffer any loss in principal, as determined on March 31, 1991, to their 401(k) account balances which might otherwise occur due to this insolvency. During 1991, the Company charged $900 to operations for its estimated cost of reimbursing any shortfall in the participants' 401(k) account balances, which was included in the $3,800 defined contribution plan expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Item 9 is inapplicable.

                                  PART III


     Part III is omitted pursuant to General Instruction J of Form 10-K.

                                   PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) 1.  Index to Financial Statements.

                                  Reference

  Report of independent auditors . . . . . . . . . . . . . . . . . .   11

  Consolidated balance sheet at December 31, 1993 and 1992 . . . . .   12

  For each of the three years in the period ended December 31, 1993:
    Consolidated statement of income . . . . . . . . . . . . . . . .   14

    Consolidated statement of stockholder's equity . . . . . . . . .   15

    Consolidated statement of cash flows . . . . . . . . . . . . . .   16

  Notes to consolidated financial statements . . . . . . . . . . . .   18


     2.  Index to Financial Statement Schedules.

Schedule II    Amounts Receivable from Related Parties and
               Underwriters, Promoters, and Employees Other
               Than Related Parties for each of the three
               years in the period ended December 31, 1993 . . . . .   33

Schedule V     Property and Equipment for each of the three
               years in the period ended December 31, 1993 . . . . .   34


Schedule VI    Accumulated Depreciation and Amortization of
               Property and Equipment for each of the three
               years in the period ended December 31, 1993 . . . . .   35


Schedule VIII  Valuation and Qualifying Accounts for each of the three years in the period ended December 31,
               1993. . . . . . . . . . . . . . . . . . . . . . . . .   36

Schedule X     Supplementary Income Statement Information for
               each of the three years in the period ended
               December 31, 1993 . . . . . . . . . . . . . . . . . .   37


All other schedules specified under Regulation S-X are omitted because they are not applicable, not required under the instructions or all information required is set forth in the Notes to consolidated financial statements.


     3.  Index to Exhibits.


 *3.1         Restated Certificate of Incorporation of the Company.
**3.2         Amended and Restated By-laws of the Company.
**3.3         Certificate of Incorporation of Bally's Park Place Funding, Inc.
**3.4         Amended and Restated By-laws of Bally's Park Place Funding, Inc.
 *3.5         Amended and Restated Certificate of Incorporation of Bally's
              Park Place-New Jersey.
 *3.6         Amended and Restated By-laws of Bally's Park Place-New Jersey.
 *4.1         Form of Indenture governing 11 7/8% First Mortgage Notes due
              1999 of Bally's Park Place Funding, Inc.
 *4.1.1       Form of First Mortgage Note.
 *4.1.2       Form of Guaranty of the Company.

  **4.2       Form of Indenture governing 9 1/4% First Mortgage Notes due 2004 of Bally's Park Place Funding, Inc.
  **4.2.1                  Form of Note (included as part of Article II of the
              Indenture).
  **4.2.2     Form of Guaranty of the Company of the Notes (included as part of Article II of the Indenture).
***10(i).1    Intercorporate Agreement dated as of June 24, 1993 among Casino
              Holdings, Bally's Park Place-New Jersey and BMC.
***10(i).2    Tax Sharing Agreement dated as of June 17, 1993 between BMC and
              Casino Holdings.
***10(i).3    Tax Sharing Agreement dated as of June 17, 1993 between BMC and
              Bally's Park Place-New Jersey.
  *10(i).4    Amended and Restated Loan Agreement dated as of June 30, 1992 among Bally's Park Place-New Jersey, the Company, Bally's Park
              Place Realty Co. ("Realty Co."), and the Senior Lender, as agent and the other banks named therein governing the existing credit facility (filed as an exhibit to the Annual Report on Form 10-K for the Company for the year ended December 31, 1992).
 **10(i).5    Form of Mortgage and Security Agreement with Assignment of Rents among the Bally's Park Place-New Jersey, Realty Co., Bally's
              Park Place Funding, Inc. and First Bank.
 **10(i).6    Form of Assignment of Leases and Rents among Bally's Park Place-
                           New Jersey, Realty Co. and First Bank.
 **10(i).7    Form of Note Pledge Agreement among the Bally's Park Place-New
              Jersey, Bally's Park Place Funding, Inc. and First Bank.
 **10(i).8    Form of Note.
 **10(i).9    Form of Intercreditor Agreement.
  *10(i).10   Mortgage and Security Agreement with Assignment of Rents dated
              August 31, 1989 among Bally's Park Place-New Jersey, Realty Co., the Issuer and First Fidelity Bank.
  *10(i).11   Assignment of Leases and Rents dated August 31, 1989 among
              Bally's Park Place-New Jersey, Realty Co. and First Fidelity
              Bank.
  *10(i).12   Note Pledge Agreement dated August 31, 1989 among Bally's Park
              Place-New Jersey, Realty Co. and First Fidelity Bank.
  *10(i).13   $350,000,000 Note dated August 31, 1989.
   10(i).14   Loan and Guaranty Agreement dated March 8, 1994 among Bally's
              Park Place-New Jersey, Realty Co., Inc. and First Fidelity Bank,
              as agent and lender and Midlantic National Bank as lender.
   10(i).15   Mortgage and Security Agreement with Assignment of Rents dated
              March 8, 1994 in connection with Exhibit 10(i).14.
  *10(ii).1   Lease Agreement dated June 8, 1977, between Bally's Park Place-
              New Jersey and the Palley Blatt Company respecting the
              Marlborough-Blenheim Hotel Property (filed as an exhibit to the
              Company's Registration Statement on Form S-1, Registration No.
              2-65017).
  *10(ii).2   Letter dated April 27, 1979, from Bally's Park Place-New Jersey to Alexander K. Blatt and Norman Palley, as Trustees, agreeing to the Purchase and modification of the First Peoples National
              Bank of New Jersey's $4,000,000 mortgage loan to the Palley
              Blatt Company (filed as an exhibit to the Company's Registration
              Statement on Form S-1, Registration No. 2-65017).
  *10(iii).1  Retirement and Separation Agreement dated January 8, 1993 between BMC, Bally's Park Place-New Jersey and Richard Gillman
              (filed as an exhibit to the Company's Annual Report on Form 10K for the year ended December 31, 1992).
  *10(iii).2  Split-Dollar Life Insurance Agreements and Collateral
              Assignments by and among the Company's, Bally's Park Place-New
              Jersey, Richard Gillman and Scott Gillman dated February 1,
              1985.
  *10(iii).3  Split-Dollar Life Insurance Agreements and Collateral
              Assignments by and among the Company's, Bally's Park Place-New
              Jersey, Richard Gillman and Marc Gillman dated February 1, 1985.
  *10(iii).4  Employee Incentive Stock Option Plan of Bally's Park Place-New
              Jersey (filed as an exhibit to the Company's Registration
              Statement on Form S-8, Registration No. 2-76757).
  *10(iii).5  Amendment to Employee Incentive Stock Option Plan of Bally's
              Park Place-New Jersey dated May 6, 1985.
  *10(iii).6  Amendments to Employee Incentive Stock Option Plan of Bally's
              Park Place-New Jersey dated January 24, 1986.
  *10(iii).7  Supplemental Executive Retirement Plan of Bally's Park Place-New
              Jersey effective as of January 1, 1987.
  *10(iii).8  Group Travel Accident Policy between Bally's Park Place-New
              Jersey and Hartford Insurance Group effective February 5, 1988.
  *10(iii).9  Profit Sharing Plan and Trust Agreement of Bally's Park Place-
                           New Jersey.
  *10(iii).10 Amended and Restated Profit Sharing Plan and Trust Agreement of
              Bally's Park Place-New Jersey.
  *10(iii).11 Amended and Restated Profit Sharing Plan and Trust Agreement of
              Bally's Park Place-New Jersey dated as of January 1, 1987.
  *10(iv).1   Employment Agreement dated as of November 1, 1990, as amended, between BMC and Arthur Goldberg (filed as an exhibit to the
              Company's Annual Report on Form 10-K for the year ended December
              31, 1991).
  *10(iv).1.1 First Amendment to Employment Agreement effective as of November
              1, 1991 between BMC and Arthur Goldberg (filed as an exhibit to the Company's Annual Report on Form 10K for the year ended
              December 31, 1992).
 **10(iv).1.2 Second Amendment to Employment Agreement effective September 29,
              1993 between BMC and Arthur Goldberg.
***10(iv).2   Employment Agreement effective as of January 1, 1993 between BMC and Wallace R. Barr.
***10(iv).3   Employment Agreement effective as of July 1, 1992 between BMC and Robert Conover.
 **10(iv).4   Severance Agreement effective as of March 1, 1993 between
              Bally's Park Place-New Jersey and C. Patrick McKoy.
***10(iv).5   Settlement Agreement and Release dated July 30, 1993 between
              Bally's Park Place-New Jersey and Charles Tannenbaum.

 **22         Subsidiaries of Bally's Park Place-New Jersey.

*Incorporated herein by reference and filed as an exhibit to Bally Park Place Funding's, Inc. Registration Statement on Form S-1, Registration No. 33-26464, unless otherwise indicated.

**Incorporated herein by reference and filed as an exhibit to Bally's Park Place Funding's, Inc. Registration Statement on Form S-1, Registration No. 33-51765.

***Incorporated herein by reference and filed as an exhibit to Bally's Casino Holdings, Inc. Registration Statement on Form S-1, Registration No. 33-654438.

                                         BALLY'S PARK PLACE, INC.

                          SCHEDULE II-AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                     UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                               Years Ended December 31, 1993, 1992 and 1991
                                              (In thousands)

                                                                                          Balance at end
                                 Balance at                    Amount              of period
                                 beginning                    collected     --------------------------
   Name of debtor                of period      Additions     and other     Current        Non-current
- - - - - --------------------             ----------     ---------     ---------     -------        -----------
1993:
  None

1992:
  Bally Manufacturing
    Corporation. . . . .          $ 50,000       $    ---      $ 50,000     $    ---         $    ---
  GNAC, CORP.  . . . . .             2,700            ---         2,700          ---              ---

1991:
  Bally Manufacturing
    Corporation. . . . .          $ 50,000       $    ---      $    ---     $    ---         $ 50,000
  GNAC, CORP.  . . . . .             2,700            ---           ---          ---            2,700



Notes:

(a) All amounts are exclusive of accrued interest.

(b) $50,000 receivable due from Bally Manufacturing Corporation was declared a dividend in 1992.

                                         BALLY'S PARK PLACE, INC.

                                     SCHEDULE V-PROPERTY AND EQUIPMENT

                               Years Ended December 31, 1993, 1992 and 1991
                                              (In thousands)

                                       Balance at                                          Balance
                                       beginning   Additions                   Other       at end
          Classification               of period    at cost    Retirements    changes     of period
- - - - - ------------------------------------   ---------   ---------   -----------   ---------    ---------
1993:
  Land . . . . . . . . . . . . . . .   $  82,844   $    ---     $     19     $     ---    $ 82,825
  Buildings and improvements . . . .     540,089        543          542         1,577     541,667
  Furniture, fixtures and equipment.     138,401      7,986        4,926           789     142,250
  Construction in progress . . . . .         906      5,907          ---        (2,366)      4,447
                                        --------   --------     --------     ---------    --------
                                        $762,240   $ 14,436     $  5,487     $     ---    $771,189
                                        ========   ========     ========     =========    ========

1992:
  Land . . . . . . . . . . . . . . .   $  82,844   $    ---     $    ---     $     ---    $ 82,844
  Buildings and improvements . . . .     536,391        122          261         3,837     540,089
  Furniture, fixtures and equipment.     133,988      4,849        4,662         4,226     138,401
  Construction in progress . . . . .       3,672      5,297          ---        (8,063)        906
                                        --------   --------     --------     ---------    --------
                                        $756,895   $ 10,268     $  4,923     $     ---    $762,240
                                        ========   ========     ========     =========    ========

1991:
  Land . . . . . . . . . . . . . . .    $ 82,844   $      5     $      5     $     ---    $ 82,844
  Buildings and improvements . . . .     538,112        565        5,534         3,248     536,391
  Furniture, fixtures and equipment.     130,464      5,278        3,256         1,502     133,988
  Construction in progress . . . . .       3,348      5,074          ---        (4,750)      3,672
                                        --------   --------     --------     ---------    --------
                                        $754,768   $ 10,922     $  8,795     $     ---    $756,895
                                        ========   ========     ========     =========    ========

Notes:

(a)  Property and equipment is depreciated principally on a straight-line method, over lives ranging from
     3 to 40 years.
(b)  Other changes for each of the years represent principally amounts transferred from construction in progress to buildings and improvements and furniture, fixtures and equipment classifications.
(c)  Retirements in 1991 include $6,288 relating to the closing and demolition of a subsidiary's motel operations.
(d)  Certain reclassifications have been made to the 1992 and 1991 amounts to conform to the 1993 presentation.
/TABLE

                          BALLY'S PARK PLACE, INC.

            SCHEDULE VI-ACCUMULATED DEPRECIATION AND AMORTIZATION
                          OF PROPERTY AND EQUIPMENT

                Years Ended December 31, 1993, 1992 and 1991
                               (In thousands)

                                        Additions
                            Balance at  charged to               Balance at
                            beginning   costs and                  end of
     Classification         of period    expenses   Retirements    period
- - - - - --------------------------  ----------  ----------  -----------  ----------
1993:
  Buildings and
    improvements. . . . .   $154,389    $17,318       $  255      $171,452
  Furniture, fixtures
    and equipment . . . .    108,458      9,263        4,482       113,239
                            --------    -------       ------      --------
                            $262,847    $26,581       $4,737      $284,691
                            ========    =======       ======      ========

1992:
  Buildings and
    improvements. . . . .   $137,052    $17,514       $  177      $154,389
  Furniture, fixtures
    and equipment . . . .    103,911      8,948        4,401       108,458
                            --------    -------       ------      --------
                            $240,963    $26,462       $4,578      $262,847
                            ========    =======       ======      ========

1991:
  Buildings and
    improvements. . . . .   $122,836    $17,392       $3,176      $137,052
  Furniture, fixtures
    and equipment . . . .     98,058      8,914        3,061       103,911
                            --------    -------       ------      --------
                            $220,894    $26,306       $6,237      $240,963
                            ========    =======       ======      ========

Notes:

(a) Retirements in 1991 include $3,921 relating to the closing and demolition of a subsidiary's motel operations.

(b) Certain reclassifications have been made to the 1992 and 1991 amounts to conform to the 1993 presentation.
/TABLE

                          BALLY'S PARK PLACE, INC.

               SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

                Years Ended December 31, 1993, 1992 and 1991
                               (In thousands)


                                 Additions
                            --------------------
                Balance at  Charged to   Charged                 Balance at
                beginning   costs and    to other                  end of
 Description    of period    expenses    accounts   Deductions     period
- - - - - --------------  ----------  -----------  --------  ------------  ----------
Allowance for
  doubtful
  receivables:

  1993. . . . .   $1,800     $  421       $  ---      $  956      $1,265
                  ======     ======       ======      ======      ======

  1992. . . . .   $6,210     $  889       $  ---      $5,299      $1,800
                  ======     ======       ======      ======      ======

  1991. . . . .   $7,150     $1,846       $  ---      $2,786      $6,210
                  ======     ======       ======      ======      ======




Note:

Deductions consist of write-offs of uncollectible amounts, net of recoveries.

                          BALLY'S PARK PLACE, INC.

            SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION

                Years Ended December 31, 1993, 1992 and 1991
                               (In thousands)

                                             Charged to costs and expenses
                                             -----------------------------
                Item                            1993      1992      1991
                ----                          --------  --------  --------
Maintenance and repairs. . . . . . . . . .    $ 17,308  $ 17,548  $ 16,536
                                              ========  ========  ========

Amortization . . . . . . . . . . . . . . .    $  1,712  $  2,602  $  3,543
                                              ========  ========  ========

Taxes other than payroll and income taxes:

  State gaming taxes . . . . . . . . . . .    $ 23,923  $ 22,396  $ 21,248

  Real estate and personal property taxes.      12,344    12,196    11,474
                                              --------  --------  --------
                                              $ 36,267  $ 34,592  $ 32,722
                                              ========  ========  ========

Advertising. . . . . . . . . . . . . . . .    $  8,391  $  9,032  $  8,863
                                              ========  ========  ========







/TABLE

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Bally's Park Place, Inc.


Dated:  March 31, 1994                     /s/ Joseph A. D'Amato
                                     ---------------------------------
                                             Joseph A. D'Amato
                                        Vice President and Treasurer
                                    (principal financial and accounting
                                                 officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.



Dated:  March 31, 1994                    /s/ Arthur M. Goldberg
                                     ---------------------------------
                                            Arthur M. Goldberg
                                         Chairman of the Board and
                                          Chief Executive Officer
                                       (principal executive officer)
                                            (sole director)


Dated:  March 31, 1994                      /s/ Wallace R. Barr
                                     ---------------------------------
                                              Wallace R. Barr
                                         President, Chief Operating
                                                 Officer


Dated:  March 31, 1994                     /s/ Joseph A. D'Amato
                                     ---------------------------------
                                             Joseph A. D'Amato
                                        Vice President and Treasurer
                                    (principal financial and accounting
                                                 officer)


Dated:  March 31, 1994                      /s/ Lee S. Hillman
                                     ---------------------------------
                                              Lee S. Hillman
                                                 Director


Dated:  March 31, 1994                    /s/ J. Kenneth Looloian
                                     ---------------------------------
                                            J. Kenneth Looloian
                                                 Director