Form 10-K/A
period 1993-12-31
BALLYS PARK PLACE INC
filed 1994-04-08
CIK 311359

                                 AMENDMENT 1

THIS IS AN AMENDMENT TO THE FORM 10-K FOR DECEMBER 31, 1993 AMENDED TO INCLUDE
EXHIBIT 10(i).14 AND EXHIBIT 10(I).15.

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
   Name of debtor                of period      Additions     and other     Current        Non-current
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

                                         BALLY'S PARK PLACE, INC.

                                     SCHEDULE V-PROPERTY AND EQUIPMENT

                               Years Ended December 31, 1993, 1992 and 1991
                                              (In thousands)

                                       Balance at                                          Balance
                                       beginning   Additions                   Other       at end
          Classification               of period    at cost    Retirements    changes     of period
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

                          BALLY'S PARK PLACE, INC.

            SCHEDULE VI-ACCUMULATED DEPRECIATION AND AMORTIZATION
                          OF PROPERTY AND EQUIPMENT

                Years Ended December 31, 1993, 1992 and 1991
                               (In thousands)

                                        Additions
                            Balance at  charged to               Balance at
                            beginning   costs and                  end of
     Classification         of period    expenses   Retirements    period
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

(b) Certain reclassifications have been made to the 1992 and 1991 amounts to conform to the 1993 presentation.
/TABLE

                          BALLY'S PARK PLACE, INC.

               SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

                Years Ended December 31, 1993, 1992 and 1991
                               (In thousands)


                                 Additions
                            --------------------
                Balance at  Charged to   Charged                 Balance at
                beginning   costs and    to other                  end of
 Description    of period    expenses    accounts   Deductions     period
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