Form 10-Q
period 1994-03-31
BALLYS PARK PLACE INC
filed 1994-05-16
CIK 311359

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


(Mark One)

{X}  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 for the period ended March 31, 1994.

                                   OR
{ }  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934.

                    Commission file number:    1-8540

                        BALLY'S PARK PLACE, INC.
         (Exact name of registrant as specified in its charter)

              Delaware                                  36-3432384
    (State or other jurisdiction                     (I.R.S. Employer
         of incorporation or                        Identification No.)
            organization)

       Park Place & The Boardwalk
        Atlantic City, New Jersey                         08401
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (609) 340-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No


At April 29, 1994, all 100 outstanding shares of the registrant's common stock were held by Bally's Casino Holdings, Inc.

The registrant meets the conditions set forth in General Instruction H (1)
(a) and (b) of Form 10-Q and, therefore, has presented its information following the reduced disclosure format.

                        BALLY'S PARK PLACE, INC.
(An Indirect Wholly Owned Subsidiary of Bally Manufacturing Corporation)
             FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1994


                                  INDEX

                                                                        Page
                                                                       Number

PART I.   FINANCIAL INFORMATION:


  Item 1.  Financial Statements

       Condensed Consolidated Balance Sheet
          March 31, 1994 (Unaudited) and December 31, 1993. . . .      1

       Consolidated Statement of Operations (Unaudited)
          Three Months Ended March 31, 1994 and 1993. . . . . . .      2

       Consolidated Statement of Stockholder's Equity (Unaudited)
          Three Months Ended March 31, 1994 . . . . . . . . . . .      3

       Consolidated Statement of Cash Flows (Unaudited)
          Three Months Ended March 31, 1994 and 1993. . . . . . .      4

       Notes to Condensed Consolidated Financial
          Statements (Unaudited). . . . . . . . . . . . . . . . .      6


  Item 2.  Management's Discussion and Analysis of Results of
             Operations . . . . . . . . . . . . . . . . . . . . .      9


PART II.  OTHER INFORMATION:


  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     11


SIGNATURE PAGE. . . . . . . . . . . . . . . . . . . . . . . . . .     12

                        BALLY'S PARK PLACE, INC.
(An Indirect Wholly Owned Subsidiary of Bally Manufacturing Corporation)
                  CONDENSED CONSOLIDATED BALANCE SHEET
                             (In thousands)
                                                 March 31,     December 31,
                                                   1994            1993
                                               -------------   -------------
                                                (Unaudited)
                 ASSETS

Current assets:
  Cash and equivalents.......................     $  9,162      $ 12,295
  Receivables, less allowance for doubtful
    accounts of $1,270 and $1,265............        4,360         5,988
  Inventories................................        1,813         1,834
  Deferred income taxes......................        6,281         6,161
  Other current assets.......................        1,258         1,025
                                                  --------      --------
      Total current assets...................       22,874        27,303

Property and equipment, less accumulated
  depreciation of $291,976 and $284,691......      482,997       486,498

Deferred finance costs, less accumulated
  amortization of $68 and $7,388.............       14,490         7,502
Casino Reinvestment Development Authority
  investments................................       11,739        11,314
Other assets ................................        1,298         1,236
                                                  --------      --------
                                                  $533,398      $533,853
                                                  ========      ========

    LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable...........................     $  4,790      $  5,423
  Income taxes payable.......................        2,185         5,562
  Accrued liabilities........................       29,001        40,997
  Current maturities of long-term debt.......           44            44
                                                  --------      --------
      Total current liabilities..............       36,020        52,026

Long-term debt, less current maturities......      433,715       354,727
Deferred income taxes........................       20,393        31,760
Pension liability............................        9,359         9,089
Other long-term liabilities..................        1,093         1,071

Stockholder's equity.........................       32,818        85,180
                                                  --------      --------
                                                  $533,398      $533,853
                                                  ========      ========

See accompanying notes.
/TABLE

                        BALLY'S PARK PLACE, INC.
(An Indirect Wholly Owned Subsidiary of Bally Manufacturing Corporation)
                  CONSOLIDATED STATEMENT OF OPERATIONS
                             (In thousands)
                               (Unaudited)
                                              Three Months Ended March 31,
                                              ----------------------------
                                                  1994            1993
                                                --------        --------
Revenues:
  Casino...................................     $ 65,714        $ 65,379
  Rooms....................................        4,513           4,294
  Food and beverage........................        4,113           4,325
  Other....................................        2,041           2,121
                                                --------        --------
                                                  76,381          76,119

Operating costs and expenses:
  Casino...................................       29,150          27,020
  Rooms....................................        2,319           1,909
  Food and beverage........................        3,847           4,005
  Other operating expenses.................       13,662          12,899
  Selling, general and administrative......        9,780           7,403
  Depreciation and amortization............        7,285           6,610
  Allocations from Bally Manufacturing
    Corporation............................        1,101           1,155
                                                --------        --------
                                                  67,144          61,001

Operating income...........................        9,237          15,118
Interest expense...........................       10,973          11,508
                                                --------        --------

Income (loss) before income taxes,
  extraordinary item and cumulative effect
  on prior years of change in accounting
  for income taxes.........................       (1,736)          3,610
Provision (benefit) for income taxes.......         (704)          1,425
                                                --------        --------

Income (loss) before extraordinary item
  and cumulative effect on prior years of
  change in accounting for income taxes....       (1,032)          2,185
Extraordinary loss on extinguishment of
  debt.....................................      (20,735)            ---
Cumulative effect on prior years of change
  in accounting for income taxes...........          ---         (11,377)
                                                --------        --------
Net loss...................................     $(21,767)       $ (9,192)
                                                ========        ========

See accompanying notes.

                                              BALLY'S PARK PLACE, INC.
                      (An Indirect Wholly Owned Subsidiary of Bally Manufacturing Corporation)
                                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                          (In thousands, except share data)
                                                     (Unaudited)


                                        Number                  Additional                 Total
                                        of shares    Common     paid in      Accumulated   stockholder's
                                        issued       stock      capital      deficit       equity
                                        ---------    -------    ----------   -----------   -------------
Balance at December 31, 1993 . . . . .      100       $   1      $ 85,179      $    ---       $ 85,180

    Net loss . . . . . . . . . . . . .       --          --            --       (21,767)       (21,767)
    Dividends paid . . . . . . . . . .       --          --       (30,595)          ---        (30,595)
                                          -----       -----      --------      --------       --------
Balance at March 31, 1994. . . . . . .      100       $   1      $ 54,584      $(21,767)      $ 32,818
                                          =====       =====      ========      ========       ========





See accompanying notes.
/TABLE

                         BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Manufacturing Corporation)
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                              Three Months Ended March 31,
                                              ----------------------------
                                                  1994           1993
                                                --------       --------
Operating:
  Income (loss) before extraordinary item
    and cumulative effect on prior years of
    change in accounting for income taxes...    $ (1,032)      $  2,185
  Adjustments to reconcile to cash used-
    Depreciation and amortization...........       7,285          6,610
    Deferred income taxes...................     (11,464)         1,422
    Provision for doubtful receivables......         (43)            62
    Changes in operating assets and
      liabilities...........................        (203)       (21,266)
    Other, net..............................         390            428
                                                --------       --------
        Cash used in operating activities...      (5,067)       (10,559)

Investing:
  Purchases of property and equipment.......      (3,784)        (1,625)
  Proceeds from disposal of property and
    equipment...............................         ---            147
  Purchase of CRDA investments and credits..        (425)          (410)
                                                --------       --------
        Cash used in investing activities...      (4,209)        (1,888)

Financing:
  Debt transactions-
    Increase in revolving line of credit,
      net...................................       4,000         20,000
    Repayments to affiliate, net............         ---         (8,000)
    Proceeds from issuance of long-term
      debt..................................     425,000            ---
    Repayment of long-term debt.............    (350,012)        (1,012)
    Premium paid on early retirement of
      debt..................................     (27,692)           ---
    Debt issuance costs.....................     (14,558)           ---
                                                --------      ---------
        Cash provided by debt transactions..      36,738         10,988

  Equity transactions-
    Dividends paid to Bally's Casino
      Holdings, Inc.........................     (30,595)           ---
                                                --------       --------
        Cash provided by financing
          activities........................       6,143         10,988
                                                --------       --------

Decrease in cash and equivalents............      (3,133)        (1,459)
Cash and equivalents, beginning of period...      12,295         12,275
                                                --------       --------
Cash and equivalents, end of period.........    $  9,162       $ 10,816
                                                ========       ========

                                             (continued)
/TABLE

                         BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Manufacturing Corporation)
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)
                                (Unaudited)
                                              Three Months Ended March 31,
                                              ----------------------------
                                                  1994            1993
                                                --------        --------
SUPPLEMENTAL CASH FLOWS INFORMATION

  Changes in operating assets and
    liabilities:
      Decrease in receivables..............     $  1,671       $    443
      Decrease in inventories..............           21            115
      (Increase) decrease in other current
        assets and other assets............         (295)         3,184
      Decrease in accounts payable and
        accrued liabilities................      (12,629)        (9,279)
      Increase in income taxes payable.....       10,737              3
      Increase (decrease) in pension
        liability and deferred
        compensation.......................          270        (15,758)
      Increase in other long-term
        liabilities........................           22             26
                                                --------       --------
                                                $   (203)      $(21,266)
                                                ========       ========


  Operating activities include cash payments
    for interest and income taxes as follows:
      Interest paid..........................   $ 23,674       $ 21,449
      Income taxes paid (net of refunds).....         23            ---



See accompanying notes.

                         BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Manufacturing Corporation)
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (In thousands)
                                (Unaudited)


Basis of presentation

    The accompanying condensed consolidated financial statements include the accounts of Bally's Park Place, Inc., a Delaware corporation (the "Company") and its subsidiaries. The Company was a direct wholly owned subsidiary of Bally Manufacturing Corporation ("BMC") until June 16, 1993, when BMC contributed all of the capital stock of the Company to Bally's Casino Holdings, Inc. ("Casino Holdings"). Casino Holdings was formed as a subsidiary of BMC in April 1993 to serve as a holding company for the Company and for acquiring and developing gaming operations, including those in newly emerging gaming jurisdictions. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

    All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 1994, its consolidated statements of operations and cash flows for the three months ended March 31, 1994 and 1993, and its consolidated statement of stockholder's equity for the three months ended March 31, 1994. All such adjustments were of a normal recurring nature, except for those adjustments in 1994 to reflect the refinancing of indebtedness (see "Long-term debt") and in 1993 to apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see "Income taxes").

    Certain reclassifications have been made to prior period financial statements to conform with the 1994 presentation.


Seasonal factors

    The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results of operations for the full year.


Allocations from BMC and transactions with related parties

     During the three months ended March 31, 1994 and 1993, BMC allocated costs to the Company consisting of the Company's allocable share of BMC's corporate overhead including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs. While the Company does not obtain a measurable direct benefit from these allocated costs, management believes that the Company receives an indirect benefit from BMC's oversight. BMC's method for allocating costs to its subsidiaries is designed to apportion its costs to its subsidiaries based upon many subjective factors including size of operations and extent of BMC's oversight requirements. Management of BMC believes that the methods used to allocate these costs are reasonable and expects similar allocations in future years. Because of BMC's controlling relationship with the Company and the allocation of certain BMC costs, the operating results of the Company could be significantly different from those that would have been obtained if the Company operated autonomously.

    Certain executive officers of the Company function in a similar capacity for GNAC, CORP. (a wholly owned subsidiary of BMC which owns and operates the casino resort in Atlantic City known as the "The Grand"), and exercise decision making and operational authority over both entities. No allocation of cost is made from the Company to The Grand for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of the Company and The Grand are consolidated, including legal services, purchasing, limousine services and certain aspects of human resources. Costs of these operations are allocated to or from the Company either directly or using various formulas based on utilization estimates of such services. On a net basis, allocations from the Company were $56 and $696 for the three months ended March 31, 1994 and 1993, respectively, which management believes were reasonable. The Company also leases surface area parking lots to The Grand, and rental income was $174 for each of the three months ended March 31, 1994 and 1993.

    The Company and The Grand have a cash management arrangement whereby The Grand advances excess funds to the Company which the Company uses to reduce the outstanding balance under its revolving credit agreement. These advances are payable on demand. The Company pays interest monthly on these advances (at the prime rate of its agent bank) which totalled $199 for the three months ended March 31, 1993.


Executive Retirement and Separation Agreement

    On January 8, 1993, the Company and BMC entered into a Retirement and Separation Agreement with a former executive of the Company and BMC. The Company paid this executive $14,500 on such date in full settlement of the remaining amounts due under his employment contract and for the liability under a previous settlement of his supplemental executive retirement plan, which resulted in a gain of approximately $1,500 for the three months ended March 31, 1993.


Long-term debt

     On March 8, 1994, the Company issued $425,000 principal amount of 9 1/4% First Mortgage Notes due 2004 (the "9 1/4% Notes"). The Company used the net proceeds from the sale of the 9 1/4% Notes to purchase and retire certain of its 11 7/8% First Mortgage Notes due 1999 (the "11 7/8% Notes"), defease the remaining 11 7/8% Notes at a price of 104.45% of their principal amount plus accrued interest through the redemption date, thereby satisfying all obligations thereunder, and pay a $30,000 dividend to Casino Holdings. The retirement and defeasance of the 11 7/8% Notes resulted in an extraordinary loss of $20,735, net of an income tax benefit of $14,137. In connection with the sale of the 9 1/4% Notes, the Company terminated its former credit facility and entered into an agreement for a new $50,000 revolving credit facility which expires on December 31, 1996, at which time all amounts outstanding become due. The new credit facility provides for interest on borrowings payable, at the Company's option, at the agent bank's prime rate or the LIBOR rate plus 2%, each of which increases as the balance outstanding increases. The Company pays a fee of 1/2% on the unused commitment. At March 31, 1994, $44,000 was available under the new credit facility.
     The indenture for the 9 1/4% Notes and the new credit facility impose restrictions on the Company's ability to incur debt and issue preferred stock, make acquisitions and certain restricted payments, create liens, sell assets or enter into transactions with affiliates. The new credit facility is, in certain circumstances, more restrictive than the indenture for the 9 1/4% Notes. In connection with the sale of the 9 1/4% Notes, the Casino Control Commission (the "CCC") requires, among other things, that dividends paid by the Company to Casino Holdings which are not paid pursuant to a net income test (generally limited to 50% of aggregate consolidated net income, as defined, earned since April 1, 1994) receive prior approval from the CCC. The indenture for the 9 1/4% Notes limits these dividends to $50,000 in aggregate.
     In February 1994, a dividend $595 was paid, which was the amount available at December 31, 1993 under the indenture for the 11 7/8% Notes. At March 31, 1994, no amounts were available under the net income test of the indenture for the 9 1/4% Notes and the credit line to pay dividends.


Income taxes

    Taxable income or loss of the Company is included in the consolidated federal income tax return of BMC. Under agreements between the Company, BMC and Casino Holdings, income taxes are allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company receives credit from BMC for the tax benefit of the Company's net operating losses and tax credits, if any, that can be utilized in BMC's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by the Company on a separate consolidated federal income tax return basis. Payments to BMC are due at such time and in such amounts as payments are required to be made for income tax purposes. Payments by BMC for such tax benefits are due at the time BMC files the applicable consolidated federal income tax return. Under the tax sharing agreement, the Company had income taxes payable to BMC of $605 at March 31, 1994 and $5,013 at December 31, 1993, which are classified as income taxes payable on the accompanying condensed consolidated balance sheet.

     Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes was a charge of $11,377.

     For the three months ended March 31, 1994 and 1993, the effective rate of the income tax provision (benefit) differed from the U.S. statutory tax rate (35% and 34%, respectively) due principally to state income taxes.

                         BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Manufacturing Corporation)
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


Three Months Ended March 31, 1994 vs. Three Months Ended March 31, 1993

    Revenues of the Company for the 1994 quarter were $76.4 million compared to $76.1 million for the 1993 quarter, an increase of $.3 million. Casino revenues for the 1994 quarter were $65.7 million compared to $65.4 million in the 1993 quarter, an increase of $.3 million (1%). Slot revenues decreased $2.3 million (5%) due to a decline in the slot win percentage from 9.8% in 1993 (which includes the positive impact from the discontinuation of certain progressive linked jackpots) to 9.1% in 1994 offset, in part, by a 5% increase in slot handle (volume). The Company added 216 slot machines (an 11% increase) since March 31, 1993. Slot revenue represented 66% of the Company's casino revenues in 1994 compared to 70% in 1993. Table game revenues, excluding poker, increased $1.5 million (8%) from 1993 primarily due to a 2% increase in the drop (amount wagered) and an increase in the hold percentage from 16.2% in 1993 to 17.1% in 1994. The Company's poker operations, which commenced in July 1993, contributed $1.1 million to its casino revenues for the quarter ended March 31, 1994.

     Rooms revenue increased $.2 million (5%) due to an increase in rooms occupied in 1994 compared to 1993 offset, in part, by a reduction in the average room rate. Food and beverage revenue decreased $.2 million (5%) primarily reflecting a reduction in beverage sales associated with the temporary closing of a theater.

     Atlantic City city-wide casino revenues for all operators for the quarter ended March 31, 1994, excluding poker and horse race simulcasting, decreased approximately 4% from 1993, which was primarily attributable to 4% decreases in slot revenues and table game revenues. While Atlantic City's first quarter 1994 and 1993 results were both affected by severe weather conditions in the northeastern United States, management believes the severity, duration and number of storms in 1994 had a more dramatic impact on 1994 operating performance and attendance than in 1993. The number of slot machines in Atlantic City increased approximately 6% since March 31, 1993, while the number of Atlantic City table games, excluding poker tables, declined approximately 2%. Slot revenues for the quarter ended March 31, 1994 represented 65% of total gaming revenues in Atlantic City compared to 66% for the same period in 1993. Management believes that the rate of slot revenue growth has slowed resulting in intense promotional efforts for slot players as the Company and its competitors seek to expand their share of slot revenues and maximize the utilization of their slot machine inventory. Further, as a result of the ongoing aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may further decline. However, the introduction in the second quarter of 1993 of poker and horse race simulcasting has improved the Atlantic City gaming climate. The Company believes it is well-positioned to compete for its share of casino revenues by continuing to offer attractive promotional slot and table game programs and special events. Also, the Company plans to continue the expansion of its slot capacity, principally in the higher denomination machines, and to introduce horse race simulcasting and keno, if approved by the Casino Control Commission, in mid-1994.

     Operating income of the Company for the quarter ended March 31, 1994 was $9.2 million compared to $15.1 million for the same period in 1993, a decrease of $5.9 million (39%) primarily due to a $6.1 million (10%) increase in operating expenses. Casino expenses increased $2.1 million (8%) due to an increase in salaries, benefits and other costs associated with the introduction of poker and expanded marketing and promotional efforts. Rooms expense increased $.4 million (21%) mainly due to increased operating costs related to the higher room occupancy. Food and beverage expenses remained essentially unchanged. Other operating expenses increased $.8 million (6%) due to an overall increase in the cost of providing general services.
Selling, general and administrative expenses increased $2.4 million (32%) primarily due to an increase in marketing costs associated with expanded advertising and promotional efforts and to a benefit realized in the first quarter of 1993 pursuant to the terms of a Retirement and Separation Agreement with a former executive. Depreciation and amortization expense increased $.7 million (10%) due to the accelerated depreciation associated with the planned 1994 replacement of certain casino equipment. In addition, operating costs and expenses include charges for BMC's corporate overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs) allocated to the Company of $1.1 million and $1.2 million for the quarters ended March 31, 1994 and 1993, respectively. Allocations for these periods were, and management expects allocations in subsequent periods will be, based upon similar cost categories and allocation methods subject to changes in circumstances which may warrant modifications. Management of BMC has advised the Company that no significant changes are presently contemplated.

     Interest expense was $11.0 million for the quarter ended March 31, 1994 compared to $11.5 million for the same period in 1993. The decrease of $.5 million (5%) reflects the March 1994 refinancing of the Company's long-term debt at a more favorable rate, as well as lower average line of credit and intercompany borrowings.

Item 6.  Exhibits and Reports of Form 8-K

(a)  1.    Index to Exhibits.

  No exhibits are required with this filing.


(b)  Reports on Form 8-K.

  None.

                              SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Bally's Park Place, Inc.
                                                  Registrant





                                              /s/ Joseph A. D'Amato
                                           --------------------------
                                                Joseph A. D'Amato
                                           Vice President of Finance
                                               and Administration
                                         (Principal Financial Officer)








Dated:  May 16, 1994