Form 10-Q
period 1994-06-30
BALLYS PARK PLACE INC
filed 1994-08-15
CIK 311359

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


(Mark One)

{X}  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 for the period ended June 30, 1994.

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

Yes  X    No


At August 1, 1994, all 100 outstanding shares of the registrant's common stock were held by Bally's Casino Holdings, Inc.

The registrant meets the conditions set forth in General Instruction H (1)
(a) and (b) of Form 10-Q and, therefore, has presented its information following the reduced disclosure format.

                       BALLY'S PARK PLACE, INC.
     (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
             FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1994


                                 INDEX

                                                                        Page
                                                                       Number

PART I.   FINANCIAL INFORMATION:


  Item 1.  Financial Statements

       Condensed Consolidated Balance Sheet (Unaudited)
          June 30, 1994 and December 31, 1993 . . . . . . . . . .      1

       Consolidated Statement of Operations (Unaudited)
          Six Months Ended June 30, 1994 and 1993 . . . . . . . .      2

       Consolidated Statement of Operations (Unaudited)
          Three Months Ended June 30, 1994 and 1993 . . . . . . .      3

       Consolidated Statement of Stockholder's Equity (Unaudited)
          Six Months Ended June 30, 1994. . . . . . . . . . . . .      4

       Consolidated Statement of Cash Flows (Unaudited)
          Six Months Ended June 30, 1994 and 1993 . . . . . . . .      5

       Notes to Condensed Consolidated Financial
          Statements (Unaudited). . . . . . . . . . . . . . . . .      7


  Item 2.  Management's Discussion and Analysis of Results of
             Operations . . . . . . . . . . . . . . . . . . . . .     10


PART II.  OTHER INFORMATION:


  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     12


SIGNATURE PAGE. . . . . . . . . . . . . . . . . . . . . . . . . .     13

                       BALLY'S PARK PLACE, INC.
     (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
                 CONDENSED CONSOLIDATED BALANCE SHEET
                            (In thousands)
                              (Unaudited)
                                                 June 30,     December 31,
                                                   1994            1993
                                               -------------   -------------
                 ASSETS
Current assets:
  Cash and equivalents.......................     $ 23,502      $ 12,295
  Receivables, less allowance for doubtful
    accounts of $1,092 and $1,265............        4,957         5,988
  Income taxes receivable....................        5,587           ---
  Inventories................................        2,280         1,834
  Deferred income taxes......................        6,206         6,161
  Other current assets.......................        3,412         1,025
                                                  --------      --------
      Total current assets...................       45,944        27,303

Property and equipment, less accumulated
  depreciation of $297,922 and $284,691......      481,337       486,498
Deferred finance costs, less accumulated
  amortization of $457 and $7,388............       14,174         7,502
Casino Reinvestment Development Authority
  investments................................       11,012        11,314
Other assets ................................        1,332         1,236
                                                  --------      --------
                                                  $553,799      $533,853
                                                  ========      ========

    LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable...........................     $  3,739      $  5,423
  Income taxes payable.......................          ---         5,562
  Accrued liabilities........................       37,015        40,997
  Current maturities of long-term debt.......           44            44
                                                  --------      --------
      Total current liabilities..............       40,798        52,026

Long-term debt, less current maturities......      427,703       354,727
Deferred income taxes........................       32,364        31,760
Pension liability............................        9,028         9,089
Other long-term liabilities..................        1,115         1,071

Stockholder's equity.........................       42,791        85,180
                                                  --------      --------
                                                  $553,799      $533,853
                                                  ========      ========

See accompanying notes.
/TABLE

                       BALLY'S PARK PLACE, INC.
     (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
                 CONSOLIDATED STATEMENT OF OPERATIONS
                            (In thousands)
                              (Unaudited)
                                                Six Months Ended June 30,
                                                -------------------------
                                                   1994           1993
                                                 --------       --------
Revenues:
  Casino....................................     $146,616       $141,218
  Rooms.....................................       11,254         10,616
  Food and beverage.........................        9,616          9,750
  Other.....................................        4,950          4,016
                                                 --------       --------
                                                  172,436        165,600

Operating costs and expenses:
  Casino....................................       61,212         56,052
  Rooms.....................................        5,192          4,368
  Food and beverage.........................        8,864          8,973
  Other operating expenses..................       27,456         25,918
  Selling, general and administrative.......       16,408         15,839
  Depreciation and amortization.............       15,418         13,221
  Allocations from Bally Entertainment
    Corporation.............................        1,567          1,869
                                                 --------       --------
                                                  136,117        126,240
                                                 --------       --------

Operating income............................       36,319         39,360
Interest expense............................       21,278         22,777
                                                 --------       --------

Income before income taxes, extraordinary
  item and cumulative effect on prior years
  of change in accounting for income taxes..       15,041         16,583
Provision for income taxes..................        6,100          6,600
                                                 --------       --------

Income before extraordinary item and
  cumulative effect on prior years of
  change in accounting for income taxes.....        8,941          9,983
Extraordinary loss on extinguishment of
  debt......................................      (20,735)           ---
Cumulative effect on prior years of change
  in accounting for income taxes............          ---        (11,377)
                                                 --------       --------
Net loss....................................     $(11,794)      $ (1,394)
                                                 ========       ========

See accompanying notes.

                       BALLY'S PARK PLACE, INC.
     (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
                 CONSOLIDATED STATEMENT OF OPERATIONS
                            (In thousands)
                              (Unaudited)
                                               Three Months Ended June 30,
                                               ---------------------------
                                                   1994           1993
                                                 --------       --------
Revenues:
  Casino....................................     $ 80,902       $ 75,839
  Rooms.....................................        6,741          6,322
  Food and beverage.........................        5,503          5,425
  Other.....................................        2,909          1,895
                                                 --------       --------
                                                   96,055         89,481

Operating costs and expenses:
  Casino....................................       32,062         29,032
  Rooms.....................................        2,873          2,459
  Food and beverage.........................        5,017          4,968
  Other operating expenses..................       13,794         13,019
  Selling, general and administrative.......        6,628          8,436
  Depreciation and amortization.............        8,133          6,611
  Allocations from Bally Entertainment
    Corporation.............................          466            714
                                                 --------       --------
                                                   68,973         65,239
                                                 --------       --------

Operating income............................       27,082         24,242
Interest expense............................       10,305         11,269
                                                 --------       --------

Income before income taxes..................       16,777         12,973
Provision for income taxes..................        6,804          5,175
                                                 --------       --------
Net income..................................     $  9,973       $  7,798
                                                 ========       ========

See accompanying notes.

                                            BALLY'S PARK PLACE, INC.
                          (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
                                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                        (In thousands, except share data)
                                                   (Unaudited)


                                        Number                  Additional                 Total
                                        of shares    Common     paid in      Accumulated   stockholder's
                                        issued       stock      capital      deficit       equity
                                        ---------    -------    ----------   -----------   -------------
Balance at December 31, 1993 . . . . .      100       $   1      $ 85,179      $    ---       $ 85,180

    Net loss . . . . . . . . . . . . .       --          --            --       (11,794)       (11,794)
    Dividends paid . . . . . . . . . .       --          --       (30,595)          ---        (30,595)
                                          -----       -----      --------      --------       --------
Balance at June 30, 1994 . . . . . . .      100       $   1      $ 54,584      $(11,794)      $ 42,791
                                          =====       =====      ========      ========       ========

See accompanying notes.
/TABLE

                       BALLY'S PARK PLACE, INC.
     (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)
                              (Unaudited)

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    1994           1993
                                                  --------       --------
Operating:
  Income before extraordinary item and
    cumulative effect on prior years of
    change in accounting for income taxes.....    $  8,941       $  9,983
  Adjustments to reconcile to cash provided-
    Depreciation and amortization.............      15,418         13,221
    Amortization included in interest expense.         780            856
    Deferred income taxes.....................         559          3,087
    Change in operating assets and
      liabilities.............................      (4,520)       (13,989)
    Other.....................................         (73)            58
                                                  --------       --------
        Cash provided by operating activities.      21,105         13,216

Investing:
  Purchases of property and equipment.........      (9,636)        (3,741)
  Proceeds from disposal of property and
    equipment.................................         195            378
  Purchase of CRDA investments and credits....        (515)          (854)
                                                  --------       --------
        Cash used in investing activities.....      (9,956)        (4,217)

Financing:
  Debt transactions-
    Decrease in revolving line of credit,
      net.....................................      (2,000)        (3,000)
    Repayments to affiliate, net..............         ---         (6,000)
    Proceeds from issuance of long-term
      debt....................................     425,000            ---
    Repayments of long-term debt..............    (350,024)        (1,023)
    Premium paid on early retirement of
      debt....................................     (27,692)           ---
    Debt issuance costs.......................     (14,631)           ---
                                                  --------      ---------
        Cash provided by (used in) debt
          transactions........................      30,653        (10,023)

  Equity transactions-
    Dividends paid to Bally's Casino
      Holdings, Inc...........................     (30,595)           ---
                                                  --------       --------
        Cash provided by (used in) financing
          activities..........................          58        (10,023)
                                                  --------       --------

Increase (decrease) in cash and equivalents...      11,207         (1,024)
Cash and equivalents, beginning of period.....      12,295         12,275
                                                  --------       --------
Cash and equivalents, end of period...........    $ 23,502       $ 11,251
                                                  ========       ========

                              (continued)
/TABLE

                       BALLY'S PARK PLACE, INC.
     (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)
                              (Unaudited)
                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    1994            1993
                                                  --------        --------

SUPPLEMENTAL CASH FLOWS INFORMATION
  Changes in operating assets and
    liabilities were as follows:
      (Increase) decrease in receivables.....     $  1,104       $   (427)
      Increase in income taxes receivable....       (5,587)           ---
      (Increase) decrease in inventories.....         (446)           267
      (Increase) decrease in other current
        assets and other assets..............       (2,483)         2,600
      Decrease in accounts payable and
        accrued liabilities..................       (5,666)        (4,537)
      Increase in income taxes payable.......        8,575          3,042
      Decrease in pension liability and
        deferred compensation................          (61)       (14,989)
      Increase in other long-term
        liabilities..........................           44             55
                                                  --------       --------
                                                  $ (4,520)      $(13,989)
                                                  ========       ========


  Operating activities include cash payments
    for interest and income taxes as follows:
      Interest paid............................   $ 23,855       $ 21,926
      Income taxes paid (net of refunds).......      2,553            471



See accompanying notes.

                       BALLY'S PARK PLACE, INC.
     (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (In thousands)
                              (Unaudited)

Basis of presentation

    The accompanying condensed consolidated financial statements include the accounts of Bally's Park Place, Inc., a Delaware corporation (the "Company") and its subsidiaries. The Company was a direct wholly owned subsidiary of Bally Entertainment Corporation ("BEC") until June 16, 1993, when BEC contributed all of the capital stock of the Company to Bally's Casino Holdings, Inc. ("Casino Holdings"). Casino Holdings was formed as a subsidiary of BEC in April 1993 to serve as a holding company for the Company and for acquiring and developing gaming operations, including those in newly emerging gaming jurisdictions. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

    All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 1994, its consolidated statements of operations for the three and six months ended June 30, 1994 and 1993, its consolidated statement of stockholder's equity for the six months ended June 30, 1994, and its consolidated statement of cash flows for the six months ended June 30, 1994 and 1993. All such adjustments were of a normal recurring nature, except for those adjustments in 1994 to reflect the refinancing of indebtedness (see "Long-term debt") and in 1993 to apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see "Income taxes").

    Certain reclassifications have been made to prior period financial statements to conform with the 1994 presentation.


Seasonal factors

    The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of the results of operations for the full year.


Allocations from BEC and transactions with related parties

     During the three and six months ended June 30, 1994 and 1993, BEC allocated costs to the Company consisting of the Company's allocable share of BEC's corporate overhead including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs. While the Company does not obtain a measurable direct benefit from these allocated costs, management believes that the Company receives an indirect benefit from BEC's oversight. BEC's method for allocating costs to its subsidiaries is designed to apportion its costs to its subsidiaries and is generally based upon many subjective factors including size of operations and extent of BEC's oversight requirements. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations in future years. Because of BEC's controlling relationship with the Company and the allocation of certain BEC costs, the operating results of the Company could be significantly different if the Company operated autonomously.

    Certain executive officers of the Company function in a similar capacity for GNAC, CORP. (a wholly owned subsidiary of BEC which owns and operates the casino resort in Atlantic City known as the "The Grand"), and exercise decision making and operational authority over both entities. No allocation of cost is made from the Company to The Grand for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of the Company and The Grand are consolidated, including legal services, purchasing, limousine services and certain aspects of human resources. Costs of these operations are allocated to or from the Company either directly or using various formulas based on utilization estimates of such services. On a net basis, allocations from the Company were $37 and $192 for the three months ended June 30, 1994 and 1993, respectively, and $93 and $888 for the six months ended June 30, 1994 and 1993, respectively. The Company also leases surface area parking lots to The Grand, and rental income was $174 and $348 for each of the three and six months ended June 30, 1994 and 1993, respectively.

    The Company and The Grand have a cash management arrangement whereby The Grand advances excess funds to the Company which the Company uses to reduce the outstanding balance under its revolving credit agreement. These advances are payable on demand. The Company pays interest monthly on these advances (at the prime rate of its agent bank) which totalled $157 and $356 for the three and six months ended June 30, 1993, respectively. No amounts were advanced during the six months ended June 30, 1994.


Executive Retirement and Separation Agreement

    On January 8, 1993, the Company and BEC entered into a Retirement and Separation Agreement with a former executive of the Company and BEC. The Company paid this executive $14,500 on such date in full settlement of the remaining amounts due under his employment contract and for the liability under a previous settlement of his supplemental executive retirement plan, which resulted in a gain of approximately $1,500 for the six months ended June 30, 1993.


Long-term debt

     On March 8, 1994, the Company issued $425,000 principal amount of 9 1/4% First Mortgage Notes due 2004 (the "9 1/4% Notes"). The Company used the net proceeds from the sale of the 9 1/4% Notes to purchase and retire certain of its 11 7/8% First Mortgage Notes due 1999 (the "11 7/8% Notes"), defease the remaining 11 7/8% Notes at a price of 104.45% of their principal amount plus accrued interest through the redemption date, thereby satisfying all obligations thereunder, and pay a $30,000 dividend to Casino Holdings. The retirement and defeasance of the 11 7/8% Notes resulted in an extraordinary loss of $20,735, net of an income tax benefit of $14,137. In connection with the sale of the 9 1/4% Notes, the Company terminated its former credit facility and entered into an agreement for a new $50,000 revolving credit facility which expires on December 31, 1996, at which time all amounts outstanding become due. The new credit facility provides for interest on borrowings payable, at the Company's option, at the agent bank's prime rate or the LIBOR rate plus 2%, each of which increases as the balance outstanding increases. The Company pays a fee of 1/2% on the unused commitment. The entire credit line was available at June 30, 1994.

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

     In February 1994, a $595 dividend was paid, which was the amount available at December 31, 1993 under the indenture for the 11 7/8% Notes. At June 30, 1994, $4,986 was available to pay dividends under the net income test.


Income taxes

    Taxable income or loss of the Company is included in the consolidated federal income tax return of BEC. Under agreements between the Company, BEC and Casino Holdings, income taxes are allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company receives credit from BEC for the tax benefit of the Company's net operating losses and tax credits, if any, that can be utilized in BEC's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by the Company on a separate consolidated federal income tax return basis. Payments to BEC are due at such time and in such amounts as payments are required to be made for income tax purposes. Payments by BEC for such tax benefits are due at the time BEC files the applicable consolidated federal income tax return. Under the tax sharing agreement, the Company had income taxes receivable from BEC of $5,587 at June 30, 1994 and income taxes payable to BEC of $5,013 at December 31, 1993, which are classified as income taxes receivable and income taxes payable, respectively, on the accompanying condensed consolidated balance sheet.

     Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes was a charge of $11,377.

     For the three and six months ended June 30, 1994 and 1993, the effective rate of the provision for income taxes differed from the U.S. statutory tax rate (35% and 34%, respectively) due principally to state income taxes.

                        BALLY'S PARK PLACE, INC.
     (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


Six Months Ended June 30, 1994 vs. Six Months Ended June 30, 1993

     Revenues of the Company for 1994 were $172.4 million compared to $165.6 million for 1993, an increase of $6.8 million (4%). Casino revenues for 1994 were $146.6 million compared to $141.2 million in 1993, an increase of $5.4 million (4%). Table game revenues, excluding poker, increased $3.2 million (8%) from 1993 due to a 3% increase in the drop (amount wagered) and an increase in the hold percentage from 16.3% in 1993 to 16.9% in 1994. The Company's poker operations, which commenced in July 1993, contributed $2.4 million to its casino revenues for the six months ended June 30, 1994. The Company's horse race simulcasting and keno operations, which commenced mid-June 1994, contributed $.1 million to its casino revenues for the 1994 period. These revenue increases were partially offset by a slot revenue decrease of $.3 million caused by a decline in the slot win percentage from 9.8% in 1993 (which includes the positive impact from the discontinuation of certain progressive linked jackpots) to 8.9% in 1994 substantially offset by a 10% increase in slot handle (volume). During the twelve months ended June 30, 1994, the Company added 205 slot machines (an 11% increase). Slot revenue represented 68% of the Company's casino revenues in 1994 compared to 70% in 1993.

     Rooms revenue increased $.6 million (6%) due to an increase in rooms occupied in 1994 compared to 1993 offset, in part, by a reduction in the average room rate. Food and beverage revenue remained essentially unchanged. Other revenues increased $.9 million (23%) due to higher entrance fees for promotional events and dividends from a multi-casino linked progressive trust.

     Atlantic City city-wide casino revenues for all operators for the six months ended June 30, 1994, excluding poker, horse race simulcasting and keno, decreased approximately 1% from 1993, which was primarily attributable to a 4% decrease in table game revenues. Slot revenues remained essentially unchanged. The 1994 and 1993 first quarters were both negatively impacted by severe weather conditions in the northeastern United States, however management believes the severity, duration and number of storms in 1994 had a more dramatic impact on attendance and operating performance than in 1993. The number of slot machines in Atlantic City increased approximately 7% since June 30, 1993, while the number of Atlantic City table games, excluding poker tables, remained essentially unchanged. The number of poker tables in Atlantic City increased from 22 tables at June 30, 1993 to 183 tables at June 30, 1994 as additional casinos offered poker. Slot revenues represented 67% of total gaming revenues in Atlantic City for each of the six months ended June 30, 1994 and 1993.

     Management believes that the reduced rate of slot revenue growth, in conjunction with the expanded number of slot machines resulting in a lower win per slot machine, has caused and will continue to cause intense promotional efforts to attract slot players as both the Company and its competitors seek to expand their share of slot revenues and maximize the utilization of their slot machine inventory. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may further decline. However, the addition of poker, horse race simulcasting and keno over the last year has had a favorable impact on the Atlantic City gaming environment. The Company believes it is well-positioned to compete for its share of casino revenues by continuing to offer attractive promotional slot and table game programs and special events. In June 1994, the Company expanded its gaming space by 8,700 square feet to operate horse race simulcasting and keno, and to relocate and expand its poker operations. Effective July 1, 1994, the Company placed in operation an additional 120 high denomination slot machines in the gaming space formerly occupied by its poker operations.

     Operating income of the Company for the six months ended June 30, 1994 was $36.3 million compared to $39.4 million for the same period in 1993, a decrease of $3.1 million (8%) as the aforementioned revenue increase was more than offset by a $9.9 million (8%) increase in operating expenses. Casino expenses increased $5.2 million (9%) due to an increase in salaries, benefits and other costs associated with the operation of poker and the introduction of horse race simulcasting and keno, and expanded marketing and promotional efforts. Rooms expense increased $.8 million (19%) mainly due to increased salaries and benefits associated with higher room occupancy. Food and beverage expenses remained essentially unchanged. Other operating expenses increased $1.5 million (6%) due to an overall increase in the cost of providing general services. Selling, general and administrative expenses increased $.6 million (4%) primarily due to an increase in marketing costs associated with expanded advertising and promotional efforts and to a non-recurring benefit realized in the first quarter of 1993 pursuant to the terms of a Retirement and Separation Agreement with a former executive offset, in part, by a decrease in legal, insurance and other costs. Depreciation and amortization expense increased $2.2 million (17%) primarily due to accelerated depreciation associated with the planned replacement of certain casino equipment in 1994. In addition, operating costs and expenses include charges for BEC's corporate overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs) allocated to the Company of $1.6 million and $1.9 million for the six months ended June 30, 1994 and 1993, respectively. Allocations for these periods were, and management expects allocations in subsequent periods will be, based upon similar cost categories and allocation methods subject to changes in circumstances which may warrant modifications. Management of BEC has advised the Company that no significant changes are presently contemplated.

     Interest expense was $21.3 million for the six months ended June 30, 1994 compared to $22.8 million for the same period in 1993. The decrease of $1.5 million (7%) reflects the March 1994 refinancing of the Company's long-term debt at a more favorable rate, as well as lower average line of credit and intercompany borrowings.

                       BALLY'S PARK PLACE, INC.
     (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
                     PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

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








Dated:  August 15, 1994