Form 10-Q
period 1994-09-30
BALLYS PARK PLACE INC
filed 1994-11-14
CIK 311359

                               FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


 (Mark One)

 {X} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 for the period ended September 30, 1994.

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

 Yes  X    No


 At November 1, 1994, all 100 outstanding shares of the registrant's common stock were held by Bally's Casino Holdings, Inc.

 The registrant meets the conditions set forth in General Instruction H (1)
 (a) and (b) of Form 10-Q and, therefore, has presented its information following the reduced disclosure format.

                        BALLY'S PARK PLACE, INC.
      (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
           FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994


                                 INDEX

                                                                         Page
                                                                        Number

 PART I.   FINANCIAL INFORMATION:


   Item 1.  Financial Statements

        Condensed Consolidated Balance Sheet (Unaudited)
           September 30, 1994 and December 31, 1993. . . . . . . .      1

        Consolidated Statement of Operations (Unaudited)
           Nine Months Ended September 30, 1994 and 1993 . . . . .      2

        Consolidated Statement of Operations (Unaudited)
           Three Months Ended September 30, 1994 and 1993. . . . .      3

        Consolidated Statement of Stockholder's Equity (Unaudited)
           Nine Months Ended September 30, 1994. . . . . . . . . .      4

        Consolidated Statement of Cash Flows (Unaudited)
           Nine Months Ended September 30, 1994 and 1993 . . . . .      5

        Notes to Condensed Consolidated Financial
           Statements (Unaudited). . . . . . . . . . . . . . . . .      7


   Item 2.  Management's Discussion and Analysis of Results of
              Operations . . . . . . . . . . . . . . . . . . . . .     11


 PART II.  OTHER INFORMATION:


   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     13


 SIGNATURE PAGE. . . . . . . . . . . . . . . . . . . . . . . . . .     14

                        BALLY'S PARK PLACE, INC.
      (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
                  CONDENSED CONSOLIDATED BALANCE SHEET
                             (In thousands)
                              (Unaudited)
                                                 September 30,    December 31,
                                                   1994            1993
                                                 -------------   -------------
                  ASSETS
 Current assets:
   Cash and equivalents.......................     $ 15,672        $ 12,295
   Receivables, less allowance for doubtful
     accounts of $1,300 and $1,265............        5,577           5,988
   Income taxes receivable....................        5,587             ---
   Inventories................................        2,278           1,834
   Deferred income taxes......................        7,434           6,161
   Other current assets.......................        1,858           1,025
                                                   --------        --------
       Total current assets...................       38,406          27,303

 Property and equipment, less accumulated
   depreciation of $303,615 and $284,691......      479,069         486,498
 Deferred finance costs, less accumulated
   amortization of $870 and $7,388............       14,028           7,502
 Casino Reinvestment Development Authority
   investments................................       11,253          11,314
 Other assets ................................        1,220           1,236
                                                   --------        --------
                                                   $543,976        $533,853
                                                   ========        ========

     LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities:
   Accounts payable...........................     $  3,419        $  5,423
   Income taxes payable.......................          ---           5,562
   Accrued liabilities........................       27,769          40,997
   Current maturities of long-term debt.......           44              44
                                                   --------        --------
       Total current liabilities..............       31,232          52,026

 Long-term debt, less current maturities......      427,690         354,727
 Deferred income taxes........................       42,695          31,760
 Pension liability............................        8,898           9,089
 Other long-term liabilities..................        1,137           1,071

 Stockholder's equity.........................       32,324          85,180
                                                   --------        --------
                                                   $543,976        $533,853
                                                   ========        ========

 See accompanying notes.

                        BALLY'S PARK PLACE, INC.
      (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
                  CONSOLIDATED STATEMENT OF OPERATIONS
                             (In thousands)
                              (Unaudited)
                                            Nine Months Ended September 30,
                                            -------------------------------
                                                 1994             1993
                                               --------         --------
 Revenues:
   Casino...................................   $241,448         $225,951
   Rooms....................................     19,408           18,948
   Food and beverage........................     15,538           15,683
   Other....................................      7,592            6,540
                                               --------         --------
                                                283,986          267,122

 Operating costs and expenses:
   Casino...................................     96,431           87,555
   Rooms....................................      8,116            7,332
   Food and beverage........................     14,213           14,273
   Other operating expenses.................     42,264           39,541
   Selling, general and administrative......     25,184           24,097
   Depreciation and amortization............     23,450           19,928
   Allocations from Bally Entertainment
     Corporation............................      3,807            3,024
                                               --------         --------
                                                213,465          195,750
                                               --------         --------

 Operating income...........................     70,521           71,372
 Interest expense...........................     31,547           33,891
                                               --------         --------

 Income before income taxes, extraordinary
   item and cumulative effect on prior
   years of change in accounting for
   income taxes.............................     38,974           37,481
 Provision for income taxes.................     15,500           16,098
                                               --------         --------

 Income before extraordinary item and
   cumulative effect on prior years of
   change in accounting for income taxes....     23,474           21,383
 Extraordinary loss on extinguishment of
   debt.....................................    (20,735)             ---
 Cumulative effect on prior years of change
   in accounting for income taxes...........        ---          (11,377)
                                               --------         --------
 Net income.................................   $  2,739         $ 10,006
                                               ========         ========

 See accompanying notes.

                        BALLY'S PARK PLACE, INC.
      (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
                  CONSOLIDATED STATEMENT OF OPERATIONS
                             (In thousands)
                              (Unaudited)
                                           Three Months Ended September 30,
                                           --------------------------------
                                                  1994           1993
                                                --------       --------
 Revenues:
   Casino..................................     $ 94,832       $ 84,733
   Rooms...................................        8,154          8,332
   Food and beverage.......................        5,922          5,933
   Other...................................        2,642          2,524
                                                --------       --------
                                                 111,550        101,522

 Operating costs and expenses:
   Casino..................................       35,219         31,503
   Rooms...................................        2,924          2,964
   Food and beverage.......................        5,349          5,300
   Other operating expenses................       14,808         13,623
   Selling, general and administrative.....        8,776          8,258
   Depreciation and amortization...........        8,032          6,707
   Allocations from Bally Entertainment
     Corporation...........................        2,240          1,155
                                                --------       --------
                                                  77,348         69,510
                                                --------       --------

 Operating income..........................       34,202         32,012
 Interest expense..........................       10,269         11,114
                                                --------       --------

 Income before income taxes................       23,933         20,898
 Provision for income taxes................        9,400          9,498
                                                --------       --------
 Net income................................     $ 14,533       $ 11,400
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


                                        Number                  Additional               Total
                                        of shares    Common     paid in      Retained    stockholder's
                                        issued       stock      capital      earnings    equity
                                        ---------    -------    ----------   ---------   -------------
Balance at December 31, 1993 . . . . .      100       $   1      $ 85,179    $    ---     $ 85,180

    Net income . . . . . . . . . . . .       --          --            --       2,739        2,739
    Dividends paid . . . . . . . . . .       --          --       (52,856)     (2,739)     (55,595)
                                          -----       -----      --------    --------     --------
Balance at September 30, 1994. . . . .      100       $   1      $ 32,323    $    ---     $ 32,324
                                          =====       =====      ========    ========     ========

See accompanying notes.
/TABLE

                        BALLY'S PARK PLACE, INC.
      (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1994           1993
                                                 --------       --------
 Operating:
   Income before extraordinary item and
     cumulative effect on prior years of
     change in accounting for income taxes...    $ 23,474       $ 21,383
   Adjustments to reconcile to cash provided-
     Depreciation and amortization...........      23,450         19,928
     Amortization included in interest
       expense...............................       1,192          1,284
     Deferred income taxes...................       9,662          7,988
     Change in operating assets and
       liabilities...........................     (13,317)       (19,982)
     Other...................................          98            (90)
                                                 --------       --------
         Cash provided by operating
           activities........................      44,559         30,511
 Investing:
   Purchases of property and equipment.......     (15,523)        (8,270)
   Proceeds from disposal of property and
     equipment...............................         559            406
   Purchase of Casino Reinvestment
     Development Authority investments and
     credits.................................        (996)        (1,322)
                                                 --------       --------
         Cash used in investing activities...     (15,960)        (9,186)
 Financing:
   Debt transactions-
     Decrease in revolving line of credit,
       net...................................      (2,000)        (3,000)
     Repayments to affiliate, net............         ---         (9,000)
     Proceeds from issuance of long-term
       debt..................................     425,000            ---
     Repayments of long-term debt............    (350,037)        (1,036)
     Premium paid on early retirement of
       debt..................................     (27,692)           ---
     Debt issuance costs.....................     (14,898)           ---
                                                 --------      ---------
         Cash provided by (used in) debt
           transactions......................      30,373        (13,036)
   Equity transactions-
     Dividends paid to Bally's Casino
       Holdings, Inc.........................     (55,595)       (11,000)
                                                 --------       --------
         Cash used in financing activities...     (25,222)       (24,036)
                                                 --------       --------
 Increase (decrease) in cash and equivalents.       3,377         (2,711)
 Cash and equivalents, beginning of period...      12,295         12,275
                                                 --------       --------
 Cash and equivalents, end of period.........    $ 15,672       $  9,564
                                                 ========       ========

                               (continued)
  /TABLE

                        BALLY'S PARK PLACE, INC.
      (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   1994           1993
                                                 --------       --------
 SUPPLEMENTAL CASH FLOWS INFORMATION

   Changes in operating assets and
     liabilities were as follows:
       Decrease in receivables..............     $    313       $    309
       Increase in income taxes receivable..       (5,587)           ---
       (Increase) decrease in inventories...         (444)           300
       (Increase) decrease in other current
         assets and other assets............         (817)         3,111
       Decrease in accounts payable and
         accrued liabilities................      (15,232)       (10,538)
       Increase in income taxes payable.....        8,575          2,223
       Decrease in pension liability and
         deferred compensation..............         (191)       (15,469)
       Increase in other long-term
         liabilities........................           66             82
                                                 --------       --------
                                                 $(13,317)      $(19,982)
                                                 ========       ========


   Operating activities include cash
     payments for interest and income
     taxes as follows:
       Interest paid........................     $ 44,542       $ 43,100
       Income taxes paid (net of refunds)...        2,850          5,887


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

     All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 1994, its consolidated statements of operations for the three and nine months ended September 30, 1994 and 1993, its consolidated statement of stockholder's equity for the nine months ended September 30, 1994, and its consolidated statement of cash flows for the nine months ended September 30, 1994 and 1993. All such adjustments were of a normal recurring nature, except for those adjustments in 1994 to reflect the refinancing of indebtedness (see "Long-term debt") and in 1993 to apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see "Income taxes").

     Certain reclassifications have been made to prior period financial statements to conform with the 1994 presentation.


 Seasonal factors

     The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of the results of operations for the full year.


 Allocations from BEC and transactions with related parties

      During the three and nine months ended September 30, 1994 and 1993, BEC allocated costs to the Company consisting of the Company's allocable share of BEC's corporate overhead including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs. While the Company does not obtain a measurable direct benefit from these allocated costs, management believes that the Company receives an indirect benefit from BEC's oversight. BEC's method for allocating costs is designed to apportion the majority of its costs to its subsidiaries and is generally based upon many subjective factors including various measures of operational size and extent of BEC's oversight requirements. During the third quarter of 1994, BEC refined its allocation estimates retroactive to January 1, 1994, which resulted in an increase of the amount initially allocated by BEC during the first half of 1994. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations in future years. Because of BEC's controlling relationship with the Company and the allocation of certain BEC costs, the operating results of the Company could be significantly different if the Company operated autonomously.

     Certain executive officers of the Company function in a similar capacity for GNAC, CORP. (a wholly owned subsidiary of BEC which owns and operates the casino resort in Atlantic City known as "The Grand"), and exercise decision making and operational authority over both entities. No allocation of cost is made from the Company to The Grand for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of the Company and The Grand are consolidated, including legal services, purchasing, limousine services and certain aspects of human resources. Costs of these operations are allocated to or from the Company either directly or using various formulas based on estimates of utilization of such services. On a net basis, allocations from the Company were $33 and $108 for the three months ended September 30, 1994 and 1993, respectively, and $126 and $996 for the nine months ended September 30, 1994 and 1993, respectively. The Company also leases surface area parking lots to The Grand, and rental income was $174 and $522 for each of the three and nine months ended September 30, 1994 and 1993, respectively.

     The Company and The Grand have a cash management arrangement whereby The Grand has advanced excess funds to the Company which the Company used to reduce the outstanding balance under its revolving credit agreement. The Company paid interest monthly on these advances (at the prime rate of its agent bank) which totalled $75 and $431 for the three and nine months ended September 30, 1993, respectively. No amounts were advanced during the nine months ended September 30, 1994.


 Executive Retirement and Separation Agreement

     On January 8, 1993, the Company and BEC entered into a Retirement and Separation Agreement with a former executive of the Company and BEC. The Company paid this executive $14,500 on such date in full settlement of the remaining amounts due under his employment contract and for the liability under a previous settlement of his supplemental executive retirement plan, which resulted in a gain of approximately $1,500 for the nine months ended September 30, 1993.


 Long-term debt

      On March 8, 1994, the Company issued $425,000 principal amount of 9 1/4% First Mortgage Notes due 2004 (the "9 1/4% Notes"). The Company used the net proceeds from the sale of the 9 1/4% Notes to purchase and retire certain of its 11 7/8% First Mortgage Notes due 1999 (the "11 7/8% Notes"), defease the remaining 11 7/8% Notes at a price of 104.45% of their principal amount plus accrued interest through the redemption date, thereby satisfying all obligations thereunder, and pay a $30,000 dividend to Casino Holdings. In addition, a $595 dividend was paid in February 1994, which was the amount available at December 31, 1993 under the indenture for the 11 7/8% Notes. The retirement and defeasance of the 11 7/8% Notes resulted in an extraordinary loss of $20,735, net of an income tax benefit of $14,137. In connection with the sale of the 9 1/4% Notes, the Company terminated its former credit facility and entered into an agreement for a new $50,000 revolving credit facility which expires on December 31, 1996, at which time all amounts outstanding become due. The new credit facility provides for interest on borrowings payable, at the Company's option, at the agent bank's prime rate or the LIBOR rate plus 2%, each of which increases as the balance outstanding increases. The Company pays a fee of 1/2% on the unused commitment. The entire credit line was available at September 30, 1994.

      The indenture for the 9 1/4% Notes and the new credit facility impose restrictions on the Company's ability to incur debt and issue preferred stock, make acquisitions and certain restricted payments, create liens, sell assets or enter into transactions with affiliates. The new credit facility is, in certain circumstances, more restrictive than the indenture for the 9 1/4% Notes. In connection with the sale of the 9 1/4% Notes, the Casino Control Commission (the "CCC") requires, among other things, that dividends paid by the Company to Casino Holdings which are not paid pursuant to a net income test (generally limited to 50% of aggregate consolidated net income, as defined, earned since April 1, 1994) receive prior approval from the CCC. The indenture for the 9 1/4% Notes limits these dividends to $50,000 in the aggregate, of which $25,000 was paid in August 1994. At September 30, 1994, $12,253 was available to pay dividends under the net income test.


 Income taxes

     Taxable income or loss of the Company is included in the consolidated federal income tax return of BEC. Under agreements between the Company, BEC and Casino Holdings, income taxes are allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company receives credit from BEC for the tax benefit of the Company's net operating losses and tax credits, if any, that can be utilized in BEC's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by the Company on a separate consolidated federal income tax return basis. Payments to BEC are due at such time and in such amounts as payments are required to be made for income tax purposes. Payments by BEC for such tax benefits are due at the time BEC files the applicable consolidated federal income tax return. Under the tax sharing agreement, the Company had income taxes receivable from BEC of $5,312 at September 30, 1994 and income taxes payable to BEC of $5,013 at December 31, 1993, which are included in income taxes receivable and income taxes payable, respectively, on the accompanying condensed consolidated balance sheet.

      Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes was a charge of $11,377.

      For the three and nine months ended September 30, 1994 and 1993, the effective rate of the provision for income taxes differed from the U.S. statutory tax rate (35%) due principally to state income taxes. In addition, for the three and nine months ended September 30, 1993, the provision for income taxes was increased by $427 as a result of applying the change in the
  U.S. statutory tax rate from 34% to 35% to deferred tax balances.

                     BALLY'S PARK PLACE, INC.
      (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


 Nine Months Ended September 30, 1994 vs. Nine Months Ended September 30, 1993

      Revenues of the Company for 1994 were $284.0 million compared to $267.1 million for 1993, an increase of $16.9 million (6%). Casino revenues for 1994 were $241.4 million compared to $226.0 million in 1993, an increase of $15.4 million (7%). Slot revenues increased $6.5 million (4%) due to a 14% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 9.7% in 1993 (which includes the positive impact from the discontinuation of certain progressive linked jackpots) to 8.9% in 1994. The Company added 265 slot machines (a 13% increase) since September 30, 1993. Slot revenue represented 68% of the Company's casino revenues in 1994 compared to 70% in 1993. Table game revenues, excluding poker, increased $5.6 million (8%) from 1993 due to an increase in the hold percentage from 16.2% in 1993 to 17.0% in 1994 and a 3% increase in the drop (amount wagered). Poker operations, which commenced in July 1993, generated revenues of $3.6 million for the nine months ended September 30, 1994 compared to $1.3 million for 1993. Horse race simulcasting and keno operations, which commenced mid-June 1994, contributed $1.0 million to casino revenues for the 1994 period.

      Rooms and food and beverage revenues remained essentially unchanged. Other revenues increased $1.1 million (16%) due to higher entrance fees for promotional events and dividends from a multi-casino linked progressive trust.

      Atlantic City city-wide casino revenues for all operators for the nine months ended September 30, 1994, excluding poker, horse race simulcasting and keno, increased approximately 1% from the 1993 period due to a 2% increase in slot revenues offset, in part, by a 1% decrease in table game revenues. The 1994 and 1993 first quarters were both negatively affected by severe weather conditions in the northeastern United States, however management believes the severity, duration and number of storms in 1994 had a more dramatic impact on attendance and operating performance than in 1993. The number of slot machines and table games, excluding poker tables, in Atlantic City increased approximately 9% and 2%, respectively, since September 30, 1993. Slot revenues represented 67% of total gaming revenues in Atlantic City for each of the nine months ended September 30, 1994 and 1993.

      Management believes that the reduced rate of slot revenue growth in Atlantic City as compared to the last several years, in conjunction with the expanded number of slot machines resulting in a lower win per slot machine, has caused and will continue to cause intense promotional efforts to attract slot players as both the Company and its competitors seek to expand their share of slot revenues and maximize the utilization of their slot machine inventory. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may further decline. However, the addition of poker, horse race simulcasting and keno over the last year has had a favorable impact on the Atlantic City gaming environment. The Company believes it is well-positioned to compete for its share of casino revenues by continuing to offer attractive promotional slot and table game programs and special events and by enhancing its gaming space. In June 1994, the Company expanded its gaming space by 8,700 square feet to operate horse race simulcasting and keno, and to relocate and expand its poker operations. In July 1994, the Company placed in operation an additional 127 high denomination slot machines in the gaming space formerly occupied by its poker operations. Further, by the end of 1994, the Company will complete a slot machine upgrade, replacing the majority of its slot machine inventory with state-of-the-art machines with embedded bill acceptors.

      Operating income of the Company for the nine months ended September 30, 1994 was $70.5 million compared to $71.4 million for the same period in 1993, a decrease of $.9 million (1%) as the aforementioned revenue increase was offset by a $17.8 million (9%) increase in operating expenses. Casino expenses increased $8.9 million (10%) due to an increase in salaries, benefits and other costs associated with the introduction and operation of horse race simulcasting and keno in and the operation of poker throughout the 1994 period, and expanded marketing and promotional efforts. Rooms expense increased $.8 million (11%) mainly due to increased salaries and benefits associated with higher room occupancy. Food and beverage expenses remained essentially unchanged. Other operating expenses increased $2.7 million (7%) due to an overall increase in the cost of property operations and providing ancillary services. Selling, general and administrative expenses increased $1.1 million (5%) primarily due to an increase in marketing costs associated with expanded advertising and promotional efforts and to a non-recurring benefit realized in the first quarter of 1993 pursuant to the terms of a Retirement and Separation Agreement with a former executive offset, in part, by a decrease in legal, insurance and other costs. Depreciation and amortization expense increased $3.5 million (18%) primarily due to accelerated depreciation associated with the planned slot machine upgrade. In addition, operating costs and expenses include allocations from BEC of its overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs) of $3.8 million and $3.0 million for the nine months ended September 30, 1994 and 1993, respectively. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations (subject to changes in circumstances which may warrant modification) in future years.

      Interest expense was $31.5 million for the nine months ended September 30, 1994 compared to $33.9 million for the same period in 1993. The decrease of $2.4 million (7%) reflects the March 1994 refinancing of the Company's long-term debt at a more favorable rate, as well as lower average line of credit and intercompany borrowings.

                        BALLY'S PARK PLACE, INC.
      (A Wholly Owned Subsidiary of Bally's Casino Holdings, Inc.)
                      PART II.  OTHER INFORMATION



 Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits.

   Exhibit 27  Financial Data Schedule.  (Filed electronically only.)


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








 Dated:  November 14, 1994