Form 10-K
period 1994-12-31
BALLYS PARK PLACE INC
filed 1995-03-31
CIK 311359

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

 (Mark One)

 {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the fiscal year ended December 31, 1994

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

 Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

 At March 23, 1995, all 100 outstanding shares of the registrant's common stock were held by Bally's Casino Holdings, Inc., an indirect wholly owned subsidiary of Bally Entertainment Corporation.

 The registrant meets the conditions set forth in General Instruction J (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
                             PART I


 Except as otherwise stated, the information contained in this Annual Report is as of December 31, 1994, the end of the registrant's last fiscal year.


 ITEMS 1 and 2. BUSINESS AND PROPERTIES


 Introduction

      The registrant, Bally's Park Place, Inc. (the "Company"), is incorporated in Delaware and was a wholly owned subsidiary of Bally Entertainment Corporation ("BEC") until June 16, 1993, when BEC contributed all of the capital stock of the Company to Bally's Casino Holdings, Inc. ("Casino Holdings"). Casino Holdings was formed as a subsidiary of BEC in April 1993 for acquiring and developing gaming operations, including those in newly emerging gaming jurisdictions. The Company, through its wholly owned subsidiary Bally's Park Place, Inc., a New Jersey corporation ("Bally's Park Place--New Jersey"), operates a casino hotel resort in Atlantic City, New Jersey. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.


 Bally's Park Place

      Bally's Park Place--New Jersey operates the Bally's Park Place Casino Hotel and Tower ("Bally's Park Place") situated on an eight-acre site with ocean frontage at the well-known intersection of Park Place and the Boardwalk in Atlantic City, New Jersey. The casino hotel resort is centrally located among the nine other casino hotels adjacent to the Boardwalk and is within four blocks of both the existing Atlantic City Convention Hall and the new convention facility, which is currently under construction. A corridor project which will link the Boardwalk with the new convention center is under development. The Company's strategic location on the Boardwalk contributes to its success in attracting significant walk-in casino business, including strong crossover business from competing casinos located nearby. Equipped with two multi-story parking garages and surface valet parking lots, management believes that the Company is also strongly positioned to attract desirable drive-in business.

      The Company is one of the largest casino hotel resorts in Atlantic City, currently encompassing approximately 2.2 million square feet of space, including approximately 80,100 square feet of gaming space, a 30-story hotel tower, a 12-story hotel facility and two multi-story parking garages providing over 2,000 parking spaces. In 1994, the casino floor space was expanded from 68,100 to 71,400 square feet and another 8,700 square feet of gaming space was added to accommodate 24 poker tables, horse race simulcasting and keno. At December 31, 1994, the Company offered over 2,200 slot machines and 95 table games, including baccarat, blackjack, craps, roulette and poker, among others.

      The Company recently completed a slot machine upgrade, replacing the majority of its slot machine inventory with state-of-the-art machines with embedded bill acceptors. In conjunction with the expansion of casino floor space, the Company added approximately 220 slot machines, including nearly 130 machines in its new high denomination slot area and opened Magnums, a posh new premium players lounge. The Company employs the latest slot machine technology and places particular emphasis on the location, design and lighting of its slot machine areas to further develop and compete for slot machine play.

      The Company has more than 1,250 rooms (including 98 suites), making it the largest four-star hotel in New Jersey, and contains approximately 50,000 square feet of meeting and exhibition space and a 38,000-square foot health spa facility. Dining areas include three specialty restaurants, two cocktail lounges, a coffee shop, a buffet, a delicatessen, two fast food facilities and a restaurant with a bar and lounge in the spa. The Company offers a variety of other facilities and amenities to its patrons.

      The Company's operating strategy continues to capitalize on its central location and quality facilities, which serves to maximize the profitability of the Company and allows the Company to increase its gaming offerings to expand its success with mid-level and high-end players. Historically believed to be a leader in Atlantic City's middle to upper-middle tier slot player segments, the Company intends to broaden its appeal and target premium table game and slot players through enhanced facility accommodations without compromising its focus on mid-level slot play. During 1994, the Company expanded its marketing efforts to attract table game players. Increased spending for marketing and promotional programs, as well as the hiring of additional host and player development personnel, were implemented to grow its share of table game players and revenues. The marketing strategy of the Company is to generate a high volume of play from casino customers from New York, Philadelphia and other northeastern metropolitan areas, as well as to further develop its position in all segments of the Atlantic City hotel and convention market.

      The Company plans to make capital expenditures of approximately $13 million during 1995 for the completion of the penthouse floor in the hotel tower, restaurant and kitchen renovations and other improvements and equipment necessary to maintain the facility in first-class condition. In December 1994, the Company acquired 3.1 acres of land adjacent to its existing facility, which the Company intends to develop to provide additional casino space and a state-of-the-art entertainment complex. This project is presently in the planning stage; therefore, the cost and specifics of the design and funding of this project have yet to be determined.

      The Company's revenues and earnings from its casino hotel peak during the summer season, with less favorable operating results during the winter. The Company employs approximately 4,100 persons.


 Casino Hotel Competition

      The Company faces intense competition in the Atlantic City market from other companies in the gaming industry, some of which have significantly greater financial resources than the Company. Since April 1990, there have been 11 casino hotel facilities operating in Atlantic City in competition with the Company, including GNAC, CORP., another wholly owned subsidiary of BEC which owns and operates the casino hotel resort known as "The Grand." Several Atlantic City casino hotels have recently expanded or are currently in the process of expanding their facilities. These expansions will increase competition in the Atlantic City market, particularly as additional slot machines and rooms are added.

      The Company believes that casino competition in Atlantic City is based primarily on the location and physical design of the casino and hotel accommodations, the extent and quality of personalized service offered to guests and casino customers, the price and quality of rooms and food and beverages, the number and quality of its restaurants, convention and other public facilities, promotional allowances, the entertainment offered, the variety of table games and slot machines, table limits, casino credit granted to customers and parking availability. Management believes that the Company's reputation as a first-class facility enhances its competitiveness in the Atlantic City market. In addition, the Company's central location positively affects its competitive position.

      The Company also competes for gaming customers to a lesser extent with casino hotel operations located in Nevada and elsewhere and with other forms of legalized gaming, including state-sponsored lotteries and off-track wagering. The Company believes that the legalization of casino gaming in various jurisdictions over the last several years and the opening of gaming facilities operated by Native Americans have not, to date, had a material adverse impact on its operations. There have been proposals made for casinos in several jurisdictions near New Jersey. The Company believes that the adoption of legislation approving casino gaming in any of these jurisdictions (particularly New York or Pennsylvania) or the advent of full-scale gaming on nearby Native American lands could have a material adverse effect on its operations.


 New Jersey Regulation

      Gaming activities in Atlantic City are subject to the New Jersey Casino Control Act (the "Act"), regulations of the New Jersey Casino Control Commission (the "CCC") and other applicable laws. No casino may operate unless the required permits or licenses and approvals are obtained from the CCC. The CCC is authorized under the Act to adopt regulations covering a broad spectrum of gaming and gaming-related activities and to prescribe the methods and forms of applications from all classes of licensees. These laws and regulations concern primarily: (i) the financial stability, integrity, responsibility, good character, honesty and business ability of casino service suppliers and casino operators, their directors, officers and employees, their security holders and others financially interested in casino operations, (ii) the nature of casino hotel facilities, and (iii) the operating methods and financial and accounting practices used in connection with the casino operations. Taxes are imposed by the State of New Jersey on gaming operations at the rate of 8% of gross gaming revenues. In addition, the Act provides for an investment alternative tax of 2 1/2% of gross gaming revenues. This investment alternative tax may be offset by investment tax credits equal to 1 1/4% of gross gaming revenues, which are obtained by purchasing bonds issued by or investing in housing or other development projects approved by the New Jersey Casino Reinvestment Development Authority (the "CRDA"), a state agency. New laws and regulations, as well as amendments to existing laws and regulations, relating to gaming activities in Atlantic City are periodically introduced or proposed and sometimes adopted. In January 1995, a comprehensive package of amendments to the Act was enacted into law, which amendments, among other things, reduce certain regulatory requirements.

      The CCC has broad discretion with regard to the issuance, renewal and revocation or suspension of casino licenses. A casino license is not transferable, is issued for a term of up to one year for the first two renewals and thereafter for a term of up to two years (subject to discretionary reopening of the licensing hearing by the CCC at any time), and must be renewed by filing an application which must be acted on by the CCC prior to the expiration of the license in force. At any time, upon a finding of disqualification or noncompliance, the CCC may revoke or suspend a license or impose fines. An amendment to the Act signed into law in January 1995 provides that casino licenses may be renewed for a period up to four years.

      The Act imposes certain restrictions on the ownership and transfer of securities issued by a corporation that holds a casino license or is deemed a holding company, intermediary company, subsidiary or entity qualifier (each, an "affiliate") of a casino licensee. "Security" is defined by the Act to include instruments that evidence either a beneficial ownership in an entity (such as common stock or preferred stock) or a creditor interest in an entity (such as a bond, note or mortgage). Pursuant to the Act, the corporate charter of a publicly traded affiliate of a casino licensee must require that a holder of the company's securities dispose of such securities if the holder's continued holding would result in the company or any other affiliate being no longer qualified to continue as a casino licensee under the Act. The corporate charter of a casino licensee or any privately held affiliate of the licensee must: (i) establish the right of prior approval by the CCC with regard to a transfer of any security in the company and (ii) create the absolute right of the company to repurchase at the market price or purchase price, whichever is less, any security in the company in the event the CCC disapproves a transfer of such security under the Act. The corporate charter of the Company and the charters of its privately held affiliates conform with the Act's requirements described above for privately held companies.

      If the CCC finds that an individual owner or holder of securities of a corporate licensee or an affiliate of such corporate licensee is not qualified under the Act, the CCC may propose remedial action. The CCC may require divestiture of the securities held by any disqualified holder who is required to be qualified under the Act (e.g., officers, directors, security holders and key casino and other employees). In the event that disqualified persons fail to divest themselves of such securities, the CCC may revoke or suspend the license. However, if an affiliate of a casino licensee is a publicly traded company and the CCC finds disqualified any holder of any security thereof who is required to be qualified, and the CCC also finds that: (i) such company has complied with aforesaid charter provisions, (ii) such company has made a good faith effort, including the prosecution of all legal remedies, to comply with any order of the CCC requiring the divestiture of the security interest held by the disqualified holder, and (iii) such disqualified holder does not have the ability to control the corporate licensee or the affiliate, or to elect one or more members of the board of directors of such affiliate, the CCC will not take action against the casino licensee or its affiliate with respect to the continued ownership of the security interest by the disqualified holder.

      For purposes of the Act, a security holder is presumed to have the ability to control a publicly traded corporation, or to elect one or more members of its board of directors, if such holder owns or beneficially holds 5% or more of any class of the equity securities of such corporation, unless such presumption of control or ability to elect is rebutted by clear and convincing evidence. An "institutional investor," as that term is defined under the Act, is entitled to a waiver of qualification if it holds less than 10% of any class of the equity securities of a publicly traded holding or intermediary company of a casino licensee and: (i) the holdings were purchased for investment purposes only, (ii) there is no cause to believe the institutional investor may be found unqualified, and (iii) upon request by the CCC, the institutional investor files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its other affiliates. The CCC may grant a waiver of qualification to an institutional investor holding 10% or more of such securities upon a showing of good cause and if the conditions specified above are met.

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

      In the event it is determined that a licensee has violated the Act or its regulations, then under certain circumstances, the licensee could be subject to fines or have its license suspended or revoked. In addition, if a person who is required to qualify under the Act fails to qualify, or if a security holder who is required to qualify fails to qualify and does not dispose of the related securities in the licensee or in any affiliate of the licensee, as may be required by the Act, then, under certain circumstances, the licensee could have its license suspended or revoked.

      If a casino license was not renewed, was suspended for more than 120 days or was revoked, the CCC could appoint a conservator. The conservator would be charged with the duty of conserving and preserving the assets so acquired and continuing the operation of the hotel and casino of a suspended licensee or with operating and disposing of the casino hotel facilities of a former licensee. Such suspended licensee or former licensee, however, would be entitled only to a fair return on its investment, to be determined under New Jersey law, with any excess to go to the State of New Jersey, if so directed by the CCC. Suspension or revocation of any licenses or the appointment of a conservator by the CCC would have a material adverse effect on the business of the Company.

      In June 1994, the CCC renewed the casino license of the Company through June 1996.

 Federal Registration

      The Company is required to make annual filings with the Attorney General of the United States in connection with the operation of slot machines. All requisite filings for the present year have been made.

ITEM 3. LEGAL PROCEEDINGS

      None


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

 RESULTS OF OPERATIONS

      Revenues of the Company for 1994 were $377.0 million compared to $352.8 million for 1993, an increase of $24.2 million (7%). The Company achieved this increase in revenues despite extremely adverse weather in the first quarter of 1994 when revenues grew only $.3 million. Casino revenues for 1994 were $321.5 million compared to $297.7 million in 1993, an increase of $23.8 million (8%). Slot revenues increased $13.5 million (7%) due to a 16% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 9.6% in 1993 (which includes the positive impact from the discontinuation of certain progressive linked jackpots) to 8.8% in 1994. The Company added 223 slot machines (an 11% increase) during 1994. Slot revenues represented 68% of the Company's casino revenues in 1994 compared to 69% in 1993. Table game revenues, excluding poker, increased $6.4 million (7%) from 1993 due to a 3% increase in the drop (amount wagered) and an increase in the hold percentage from 16.5% in 1993 to 17.1% in 1994. Poker operations, which commenced in July 1993, generated revenues of $4.7 million for 1994 compared to $2.6 million for 1993. Horse race simulcasting and keno operations, which commenced in June 1994, contributed $1.8 million to casino revenues for 1994. Rooms and food and beverage revenues remained essentially unchanged. Other revenues increased $1.0 million (11%) due to higher entrance fees for promotional events, dividends from a multi-casino linked progressive trust and increased interest income.

      Atlantic City 1994 citywide casino revenues for all operators, excluding poker, horse race simulcasting and keno, increased approximately 3% from 1993 due to a 4% increase in slot revenues and a 1% increase in table game revenues. During the first quarter of 1994 and 1993, Atlantic City's results were negatively affected by severe weather in the northeastern United States. However, management believes the severity, duration and number of storms in 1994 had a more dramatic impact on attendance and operating performance than in 1993. During 1994, the number of slot machines in Atlantic City increased approximately 10%, while the number of table games, excluding poker tables, decreased approximately 1%. Slot revenues represented 67% of total gaming revenues in Atlantic City for 1994 and 1993.

      Management believes that the reduced rate of slot revenue growth in Atlantic City as compared to the last several years, in conjunction with the expanded number of slot machines, has caused and will continue to cause intense promotional efforts to attract slot players as both the Company and its competitors seek to expand their share of slot revenues and maximize the utilization of their slot machine inventory. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may further decline. However, the addition of poker, horse race simulcasting and keno over the last year has had a favorable impact on the Atlantic City gaming environment. The Company believes it is well-positioned to compete for additional casino revenues by continuing to offer attractive promotional slot and table game programs and special events and by enhancing the appearance and comfort of its gaming space. In February 1994, the Company expanded its casino floor space from 68,100 to 71,400 square feet and in June 1994, the Company added another 8,700 square feet of gaming space to offer horse race simulcasting and keno, and to relocate and expand its poker operations. In July 1994, the Company placed in operation an additional 127 high denomination slot machines in the gaming space formerly occupied by its poker operations. Further, the Company recently completed a slot machine upgrade, replacing the majority of its slot machine inventory with state-of-the-art machines with embedded bill acceptors, and reconfigured its slot machine layout, adding additional slot stools and aisle space.

      Operating income of the Company for 1994 was $88.3 million compared to $85.8 million for 1993, an increase of $2.5 million (3%) as the aforementioned revenue increase was offset, in part, by a $21.7 million (8%) increase in operating expenses. Despite the increase in operating expenses, the 1994 operating margin (before depreciation and amortization) remained unchanged from 1993's level of nearly 32%. Casino expenses increased $11.3 million (10%) due to an increase in salaries, benefits and other costs associated with the introduction and operation of horse race simulcasting and keno in 1994 and the operation of poker throughout all of 1994 compared to only six months in 1993, and expanded marketing and promotional efforts. Rooms expense increased $.7 million (7%) mainly due to increased salaries and benefits associated with higher room occupancy. Food and beverage expenses remained essentially unchanged. Other operating expenses increased $3.1 million (6%) due to an increase in the cost of property operations and ancillary services. Selling, general and administrative expenses remained essentially unchanged. Depreciation and amortization expense increased $5.2 million (20%) primarily due to accelerated depreciation associated with the slot machine upgrade and an increase in capital expenditures in 1994 and 1993. In addition, operating costs and expenses include allocations from BEC of its overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs) of $5.7 million and $4.1 million for 1994 and 1993, respectively. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations (subject to changes in circumstances which may warrant modification) in future years.

      Interest expense was $42.3 million for 1994 compared to $44.9 million for 1993. The decrease of $2.6 million (6%) reflects the March 1994 refinancing of the Company's long-term debt at a more favorable rate, as well as lower average line of credit and intercompany borrowings.

      Effective rates of the provision for income taxes were 40% in 1994 and 45% in 1993. The 1994 and 1993 income tax rates differ from the U.S. statutory tax rate of 35% due principally to state income taxes, net of the related federal income tax benefit. In addition, the provision for income taxes for 1993 was affected by adjustments of prior years' taxes. A reconciliation of the provision for income taxes with amounts determined by applying the U.S. statutory tax rate to income before income taxes, extraordinary item and cumulative effect on prior years of change in accounting for income taxes is included in Notes to consolidated financial statements.

      Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As permitted by SFAS No. 109, the Company elected to use the cumulative effect approach rather than to restate the consolidated financial statements of any prior years to apply the provisions of SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes was a charge of $11.4 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INDEX

                                                                     Reference

 Report of independent auditors. . . . . . . . . . . . . . . . . .        12
 Consolidated balance sheet. . . . . . . . . . . . . . . . . . . .        13
 Consolidated statement of income. . . . . . . . . . . . . . . . .        15
 Consolidated statement of stockholder's equity. . . . . . . . . .        16
 Consolidated statement of cash flows. . . . . . . . . . . . . . .        17
 Notes to consolidated financial statements. . . . . . . . . . . .        19

                 REPORT OF INDEPENDENT AUDITORS



 The Board of Directors and Stockholder
 BALLY'S PARK PLACE, INC.


      We have audited the accompanying consolidated balance sheet of Bally's Park Place, Inc. (an indirect wholly owned subsidiary of Bally Entertainment Corporation) as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bally's Park Place, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in the "Summary of significant accounting policies -- Income taxes" note to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.










 ERNST & YOUNG LLP
 Philadelphia, Pennsylvania
 February 15, 1995

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
                   CONSOLIDATED BALANCE SHEET
                         (In thousands)



                                                            December 31
                                                        --------------------
                                                          1994        1993
                                                        --------    --------
                             ASSETS
   Current assets:
     Cash and equivalents. . . . . . . . . . . . .      $ 13,949    $ 12,295
     Receivables -
       Hotel and casino, less allowances of
         $1,167 and $1,265 . . . . . . . . . . . .         2,936       3,964
       Affiliates. . . . . . . . . . . . . . . . .           731         555
       Notes and other . . . . . . . . . . . . . .         2,178       1,469
                                                        --------    --------
                                                           5,845       5,988
     Income taxes receivable . . . . . . . . . . .         5,378         ---
     Inventories . . . . . . . . . . . . . . . . .         2,228       1,834
     Prepaid expenses. . . . . . . . . . . . . . .         1,748       1,025
     Deferred income taxes . . . . . . . . . . . .         6,972       6,161
                                                        --------    --------
                Total current assets . . . . . . .        36,120      27,303

   Property and equipment, at cost:
     Land. . . . . . . . . . . . . . . . . . . . .        90,745      82,825
     Buildings and improvements. . . . . . . . . .       549,466     541,667
     Furniture, fixtures and equipment . . . . . .       152,323     142,250
     Construction in progress. . . . . . . . . . .           507       4,447
                                                        --------    --------
                                                         793,041     771,189
     Accumulated depreciation. . . . . . . . . . .       309,672     284,691
                                                        --------    --------
                Net property and equipment . . . .       483,369     486,498

   Deferred finance costs, less accumulated
     amortization of $1,270 and $7,388 . . . . . .        13,628       7,502
   Casino Reinvestment Development Authority
     investment obligations. . . . . . . . . . . .        11,681      11,314
   Other assets. . . . . . . . . . . . . . . . . .         1,516       1,236
                                                        --------    --------
                                                        $546,314    $533,853
                                                        ========    ========


                          (Continued)

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
                   CONSOLIDATED BALANCE SHEET
               (In thousands, except share data)



                                                            December 31
                                                        --------------------
                                                          1994        1993
                                                        --------    --------
              LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities:
     Accounts payable . . . . . . . . . . . . . . .     $  2,805    $  4,479
     Payable to affiliates. . . . . . . . . . . . .          707         944
     Income taxes payable . . . . . . . . . . . . .        1,159       5,562
     Accrued liabilities -
       Interest . . . . . . . . . . . . . . . . . .       11,933      15,655
       Compensation and payroll taxes . . . . . . .        8,038       7,895
       Group insurance. . . . . . . . . . . . . . .        2,350       1,950
       Other. . . . . . . . . . . . . . . . . . . .       15,630      15,497
     Current maturities of long-term debt . . . . .           47          44
                                                        --------    --------
                Total current liabilities . . . . .       42,669      52,026

   Long-term debt, less current maturities. . . . .      427,641     354,727
   Deferred income taxes. . . . . . . . . . . . . .       41,306      31,760
   Pension liability. . . . . . . . . . . . . . . .        9,866       9,089
   Other long-term liabilities. . . . . . . . . . .          859       1,071

   Stockholder's equity:
     Common stock, no par value, at stated value,
       3,000 shares authorized, 100 shares
       issued and outstanding . . . . . . . . . . .            1           1
     Additional paid-in capital . . . . . . . . . .       23,972      85,179
     Retained earnings. . . . . . . . . . . . . . .          ---         ---
                                                        --------    --------
                Total stockholder's equity. . . . .       23,973      85,180
                                                        --------    --------
                                                        $546,314    $533,853
                                                        ========    ========



   See accompanying notes.

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
                CONSOLIDATED STATEMENT OF INCOME
                         (In thousands)


                                                Years Ended December 31
                                            --------------------------------
                                              1994        1993        1992
                                            --------    --------    --------
   Revenues:
     Casino . . . . . . . . . . . . . .     $321,465    $297,688    $277,997
     Rooms. . . . . . . . . . . . . . .       24,988      25,019      23,724
     Food and beverage. . . . . . . . .       20,432      20,993      20,515
     Other. . . . . . . . . . . . . . .       10,118       9,107       8,896
                                            --------    --------    --------
                                             377,003     352,807     331,132

   Costs and expenses:
     Casino . . . . . . . . . . . . . .      129,060     117,718     116,879
     Rooms. . . . . . . . . . . . . . .       10,784      10,116       8,049
     Food and beverage. . . . . . . . .       18,995      18,993      17,844
     Other operating expenses . . . . .       56,149      53,060      54,154
     Selling, general and
       administrative . . . . . . . . .       36,240      36,352      40,488
     Depreciation and amortization. . .       31,819      26,581      27,358
     Allocations from Bally
       Entertainment Corporation. . . .        5,659       4,141       3,660
                                            --------    --------    --------
                                             288,706     266,961     268,432
                                            --------    --------    --------

   Operating income . . . . . . . . . .       88,297      85,846      62,700
   Interest expense . . . . . . . . . .       42,260      44,919      47,960
                                            --------    --------    --------
   Income before income taxes,
     extraordinary item and cumulative
     effect on prior years of change
     in accounting for income taxes . .       46,037      40,927      14,740
   Provision for income taxes . . . . .       18,450      18,500       6,800
                                            --------    --------    --------
   Income before extraordinary item
     and cumulative effect on prior
     years of change in accounting
     for income taxes . . . . . . . . .       27,587      22,427       7,940
   Extraordinary loss on
     extinguishment of debt . . . . . .      (20,735)        ---         ---
   Cumulative effect on prior years of
     change in accounting for income
     taxes. . . . . . . . . . . . . . .          ---     (11,377)        ---
                                            --------    --------    --------
   Net income . . . . . . . . . . . . .     $  6,852    $ 11,050    $  7,940
                                            ========    ========    ========

   See accompanying notes.
  /TABLE

                                      BALLY'S PARK PLACE, INC.
              (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
                           CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (In thousands, except share data)


                                        Number                  Additional                 Total
                                        of shares    Common     paid-in       Retained     stockholder's
                                        issued       stock      capital       earnings     equity
                                        ---------    -------    ----------    ---------    -------------

Balance at December 31, 1991 . . . . .      100       $   1      $128,640      $  4,249       $132,890

    Net income . . . . . . . . . . . .       --          --            --         7,940          7,940
    Receivable due from Bally
      Entertainment Corporation
      declared as a dividend . . . . .       --          --       (37,811)      (12,189)       (50,000)
                                          -----       -----      --------      --------       --------
Balance at December 31, 1992 . . . . .      100           1        90,829           ---         90,830

    Net income . . . . . . . . . . . .       --          --            --        11,050         11,050
    Dividends paid . . . . . . . . . .       --          --        (5,650)      (11,050)       (16,700)
                                          -----       -----      --------      --------       --------
Balance at December 31, 1993 . . . . .      100           1        85,179           ---         85,180

    Net income . . . . . . . . . . . .       --          --            --         6,852          6,852
    Dividends paid . . . . . . . . . .       --          --       (61,207)       (6,852)       (68,059)
                                          -----       -----      --------      --------       --------
Balance at December 31, 1994 . . . . .      100       $   1      $ 23,972      $    ---       $ 23,973
                                          =====       =====      ========      ========       ========


See accompanying notes.
/TABLE

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)

                                                Years Ended December 31
                                             ------------------------------
                                               1994       1993       1992
                                             --------   --------   --------
 Operating:
   Income before extraordinary item and
     cumulative effect on prior years of
     change in accounting for income taxes.  $ 27,587   $ 22,427   $  7,940
   Adjustments to reconcile to cash
     provided-
     Depreciation and amortization. . . . .    31,819     26,581     27,358
     Other amortization included in
       interest expense . . . . . . . . . .     1,592      1,712      3,209
     Deferred income taxes. . . . . . . . .     8,735      6,753      1,049
     Provision for doubtful receivables . .       144        421        889
     Change in operating assets and
       liabilities. . . . . . . . . . . . .    (1,434)    (8,092)    (5,089)
                                             --------   --------   --------
         Cash provided by operating
           activities . . . . . . . . . . .    68,443     49,802     35,356
 Investing:
   Purchases of property and equipment. . .   (27,906)   (14,436)   (10,268)
   Proceeds from disposal of property
     and equipment. . . . . . . . . . . . .       293        750        345
   Purchases of Casino Reinvestment
     Development Authority investment
     obligations and credits. . . . . . . .    (1,444)    (1,350)    (2,692)
                                             --------   --------   --------
       Cash used in investing
           activities . . . . . . . . . . .   (29,057)   (15,036)   (12,615)
 Financing:
   Debt transactions -
     Net repayments under revolving
       credit agreements. . . . . . . . . .    (2,000)    (1,000)   (22,000)
     Advances from (repayments to)
       affiliate, net . . . . . . . . . . .       ---    (16,000)     1,700
     Proceeds from issuance of long-term
       debt . . . . . . . . . . . . . . . .   425,000        ---        ---
     Repayments of long-term debt . . . . .  (377,775)    (1,046)    (2,296)
     Debt issuance costs. . . . . . . . . .   (14,898)       ---       (375)
                                             --------   --------   --------
         Cash provided by (used in) debt
           transactions . . . . . . . . . .    30,327    (18,046)   (22,971)
   Equity transactions -
     Dividends paid to Bally's Casino
       Holdings, Inc. . . . . . . . . . . .   (68,059)   (16,700)       ---
                                             --------   --------   --------
         Cash used in financing
           activities . . . . . . . . . . .   (37,732)   (34,746)   (22,971)
                                             --------   --------   --------
 Increase (decrease) in cash and
     equivalents. . . . . . . . . . . . . .     1,654         20       (230)
 Cash and equivalents, beginning of
     year . . . . . . . . . . . . . . . . .    12,295     12,275     12,505
                                             --------   --------   --------
 Cash and equivalents, end of year. . . . .  $ 13,949   $ 12,295   $ 12,275
                                             ========   ========   ========

                          (Continued)
  /TABLE

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                                                Years Ended December 31
                                             -------------------------------
                                               1994       1993       1992
                                             --------   --------   ---------
 SUPPLEMENTAL CASH FLOW INFORMATION
   Changes in operating assets and
     liabilities were as follows:
     Increase in receivables. . . . . . . .  $     (1)  $ (2,506)  $   (189)
     Increase in income taxes receivable. .    (5,378)       ---        ---
     (Increase) decrease in inventories . .      (394)       138        151
     (Increase) decrease in prepaid
        expenses. . . . . . . . . . . . . .    (1,003)     4,082       (612)
     Increase (decrease) in accounts
        payable, payable to affiliates
        and accrued liabilities . . . . . .    (4,957)     2,160       (463)
     Increase in income taxes payable . . .     9,734      1,374      1,956
     Increase (decrease) in pension
        liability . . . . . . . . . . . . .       777    (13,150)    (5,764)
     Decrease in other long-term
       liabilities. . . . . . . . . . . . .      (212)      (190)      (168)
                                             --------   --------   --------
                                             $ (1,434)  $ (8,092)  $ (5,089)
                                             ========   ========   ========




   Operating activities include cash
     payments for interest and income
     taxes as follows:
     Interest paid. . . . . . . . . . . . .  $ 44,733   $ 43,278   $ 45,141
     Interest capitalized . . . . . . . . .      (342)       (71)       (74)
     Income taxes paid (net of refunds) . .     5,359     10,373      3,795


   Investing and financing activities
     exclude the following non-cash
     activities:
     Donation of Casino Reinvestment
       Development Authority investment
       obligations, net . . . . . . . . . .  $    245   $    950   $    ---
     Receivable due from Bally
       Entertainment Corporation
       declared as a dividend . . . . . . .       ---        ---     50,000



 See accompanying notes.

 Summary of significant accounting policies

 Basis of presentation

      The accompanying consolidated financial statements include the accounts of Bally's Park Place, Inc., a Delaware corporation (the "Company") and its subsidiaries. The Company was a direct wholly owned subsidiary of Bally Entertainment Corporation ("BEC") until June 16, 1993, when BEC contributed all of the capital stock of the Company to Bally's Casino Holdings, Inc. ("Casino Holdings"). Casino Holdings was formed as a subsidiary of BEC in April 1993 for acquiring and developing gaming operations, including those in emerging gaming jurisdictions. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

      The Company operates in one industry segment. All significant revenues arise from its casino and supporting hotel operations.

      Certain reclassifications have been made to prior years' financial statements to conform with the 1994 presentation.


 Cash equivalents

      The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.


 Inventories

      Inventories of provisions and supplies are stated at the lower of cost (first-in, first-out basis) or market, which approximates replacement cost.


 Property and equipment

      Depreciation of property and equipment is provided principally on the straight-line method over the estimated economic lives of the related assets and the terms of the applicable leases for leasehold improvements. Depreciation expense was $30,742, $26,581 and $26,462 for 1994, 1993 and 1992,
 respectively.


 Deferred finance costs

      Deferred finance costs are amortized over the terms of the related debt using the bonds outstanding method.


 Revenue recognition

      Casino revenues consist of the net win from gaming activities, which is the difference between gaming wins and losses. Operating revenues exclude the retail value of complimentary food, beverage and hotel services furnished to customers, which were approximately $34,920, $31,780 and $36,809 for 1994, 1993 and 1992, respectively. The estimated costs of providing such complimentary services, which are classified as casino expenses through interdepartment allocations from the departments granting the services, were as follows:

                                              1994        1993       1992
                                            --------    --------   --------
 Rooms...................................   $  5,653    $  4,919   $  5,592
 Food and beverage.......................     19,818      17,449     16,478
 Other...................................        892         513        630
                                            --------    --------   --------
                                            $ 26,363    $ 22,881   $ 22,700
                                            ========    ========   ========

 Income taxes

      Taxable income or loss of the Company is included in the consolidated federal income tax return of BEC. Under agreements between the Company, BEC and Casino Holdings, income taxes are allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company receives credit from BEC for the tax benefit of the Company's net operating losses and tax credits, if any, that can be utilized in BEC's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by the Company on a separate consolidated federal income tax return basis. Payments to BEC are due at such time and in such amounts as payments are required to be made for income tax purposes. Payments by BEC for such tax benefits are due at the time BEC files the applicable consolidated federal income tax return. Under the tax sharing agreement, the Company had federal income taxes receivable from BEC of $5,378 at December 31, 1994 and federal income taxes payable to BEC of $5,013 at December 31, 1993, which are included in income taxes receivable and income taxes payable, respectively, on the accompanying consolidated balance sheet.

      Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As permitted by SFAS No. 109, the Company elected to use the cumulative effect approach rather than to restate the consolidated financial statements of any prior years to apply the provisions of SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes was a charge of $11,377.

 Fair value of financial instruments

      The fair value of the Company's financial instruments approximates their recorded book values at December 31, 1994 and 1993, excluding the 9 1/4% First Mortgage Notes due 2004 (the "9 1/4% Notes") whose fair market value based on quoted market prices was approximately $361,250 at December 31, 1994 and the 11 7/8% First Mortgage Notes due 1999 (the "11 7/8% Notes") whose fair market value was approximately $378,875 at December 31, 1993. The fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange.


 Casino licensing

      In June 1994, the New Jersey Casino Control Commission (the "CCC") granted a renewal of the Company's casino license to operate Bally's Park Place-New Jersey through June 1996. A New Jersey casino license is not transferable and must be renewed by filing an application. The CCC requires notification and in some instances prior approval of dividends and other payments made by the Company to BEC and Casino Holdings, other than specifically defined payments made in the ordinary course of business.


 Casino Reinvestment Development Authority investment obligations

      The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1 1/4% of their gross gaming revenues in lieu of an investment alternative tax equal to 2 1/2% of gross gaming revenues.
 The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the New Jersey Casino Reinvestment Development Authority ("CRDA"). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates. The Company records a charge to operations when it deposits funds with the CRDA to reflect the estimated realizable value of its CRDA investment obligations and these charges totaled $2,604, $2,059 and $2,228 in 1994, 1993 and 1992, respectively.


 Allocations from BEC and transactions with related parties

      BEC allocates costs to the Company consisting of the Company's allocable share of BEC's corporate overhead including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs. While the Company does not obtain a measurable direct benefit from these allocated costs, management believes that the Company receives an indirect benefit from BEC's oversight. BEC's method for allocating costs is designed to apportion the majority of its operating costs to its subsidiaries and is generally based upon many subjective factors including various measures of operational size and extent of BEC's oversight requirements. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations in future years. Because of BEC's controlling relationship with the Company and the allocation of certain BEC costs, the operating results of the Company could be significantly different if the Company operated autonomously. In addition, certain of the Company's insurance coverage is negotiated by BEC pursuant to corporate-wide programs. In these circumstances, BEC charges the Company its proportionate share of the respective insurance premiums.

      Certain executive officers of the Company function in a similar capacity for GNAC, CORP. (a wholly owned subsidiary of BEC which owns and operates the casino hotel resort in Atlantic City known as the "The Grand"), and exercise decision-making and operational authority over both entities. No allocation of cost is made from the Company to The Grand for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of the Company and The Grand are consolidated, including limousine services, legal services and purchasing. Costs of these operations are allocated to or from the Company either directly or using various formulas based on estimates of utilization of such services. On a net basis, allocations to The Grand were $99, $1,096 and $2,568 in 1994, 1993 and 1992, respectively, which management believes were reasonable.

      The Company leases surface area parking lots to The Grand, and rental income was $696 in each of 1994, 1993 and 1992. In addition, the Company paid $869 to The Grand during 1992 for CRDA credits which were used by the Company in satisfaction of a portion of its CRDA obligations.

      The Company and The Grand have a cash management arrangement whereby The Grand has advanced excess funds to the Company which the Company used to reduce the outstanding balance under its revolving credit agreement. The Company paid interest monthly on these advances (at the prime rate of its agent bank) which totaled $432 and $1,249 in 1993 and 1992, respectively. No amounts were advanced during 1994.

      In April 1990, the Company advanced BEC $50,000, with interest earned at the prime rate of its agent bank. In October 1992, BEC petitioned the CCC to allow the Company to declare the receivable due from BEC as a dividend. The CCC approved this request in December 1992. No interest was paid to the Company subsequent to April 1, 1992. Intercompany interest earned on this advance was $808 in 1992.


 Long-term debt

                                                          December 31
                                                     ---------------------
                                                       1994        1993
                                                     ---------   ---------
 9 1/4% Notes...................................     $ 425,000   $     ---
 11 7/8% Notes..................................           ---     350,000
 Revolving credit agreement.....................           ---       2,000
 Other secured and unsecured debt...............         2,688       2,771
                                                     ---------   ---------
   Total long-term debt.........................       427,688     354,771
 Less current maturities........................            47          44
                                                     ---------   ---------
   Total long-term debt less current maturities.     $ 427,641   $ 354,727
                                                     =========   =========

      In March 1994, the Company issued $425,000 principal amount of the 9 1/4% Notes. The 9 1/4% Notes are not subject to any sinking fund requirement, but may be redeemed beginning March 1999, in whole or in part, with premiums ranging from 4.5% in 1999 to zero in 2002 and thereafter. In addition, on or before March 15, 1997, a portion of the 9 1/4% Notes may be redeemed at a premium of 9.25% out of the proceeds of one or more public equity offerings by the Company or Casino Holdings if such offerings were to occur, provided that at least $100,000 principal amount of the 9 1/4% Notes remains outstanding after the redemption. The 9 1/4% Notes are secured by a first mortgage on and security interest in substantially all property and equipment of the Company. The Company used the net proceeds from the sale of the 9 1/4% Notes to purchase and retire certain of its 11 7/8% Notes, defease the remaining 11 7/8% Notes at a price of 104.45% of their principal amount plus accrued interest through the redemption date, thereby satisfying all obligations thereunder, and pay dividends of $30,214 to Casino Holdings. The retirement and defeasance of the 11 7/8% Notes resulted in an extraordinary loss of $20,735, net of an income tax benefit of $14,137. In connection with the sale of the 9 1/4% Notes, the Company terminated its former credit facility and entered into an agreement for a new $50,000 revolving credit facility which expires on December 31, 1996, at which time all amounts outstanding become due. The new credit facility provides for interest on borrowings payable, at the Company's option, at the agent bank's prime rate or the LIBOR rate plus 2%, each of which increases as the balance outstanding increases. The new credit facility is secured by a pari passu lien on the
 collateral securing the 9 1/4% Notes.    The Company pays a fee of 1/2% on the
 unused commitment and the entire credit line was available at December 31, 1994.

      The indenture for the 9 1/4% Notes and the new credit facility impose restrictions on the Company's ability to incur debt and issue preferred stock, make acquisitions and certain restricted payments, create liens, sell assets or enter into transactions with affiliates. The new credit facility is, in certain circumstances, more restrictive than the indenture for the 9 1/4 % Notes. In connection with the sale of the 9 1/4% Notes, the CCC requires, among other things, that dividends paid by the Company to Casino Holdings which are not paid pursuant to a net income test (generally limited to 50% of aggregate consolidated net income, as defined, earned since April 1, 1994) receive prior approval from the CCC. The indenture for the 9 1/4% Notes limits dividends that are not paid pursuant to the net income test to $50,000 in aggregate, of which $25,000 was paid in 1994. At December 31, 1994, $2,059 was available to be paid under the net income test.

      The Company has aggregate annual maturities of long-term debt for the five years after December 31, 1994 of $47, $49, $51, $53 and $55.


 Income taxes

      The provision for income taxes consists of the following:

                                          1994         1993         1992
                                        --------     --------     --------
 Current:
   Federal..........................    $  5,217     $  9,792     $  4,539
   State............................       4,498        1,955        1,212
                                        --------     --------     --------
                                           9,715       11,747        5,751

 Deferred:
   Federal..........................       9,583        4,627          764
   State............................        (848)       2,126          285
                                        --------     --------     --------
                                           8,735        6,753        1,049
                                        --------     --------     --------
                                        $ 18,450     $ 18,500     $  6,800
                                        ========     ========     ========

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 and 1993, along with their classification, are as follows:

                                      1994                      1993
                              ---------------------     ---------------------
                                Assets   Liabilities      Assets   Liabilities
                               -------   -----------     -------   -----------
 Expenses which are not
   currently deductible
   for tax purposes:
     Bad debts...............  $   484      $   ---      $   500      $   ---
     Deferred compensation
       and pension...........    4,038          ---        3,739          ---
     CRDA investment
       obligation............    4,156          ---        2,405          ---
     Other...................    6,569          ---        5,956          ---
 Depreciation and
   capitalized costs.........      ---       40,508          ---       41,225
 Other, net..................      ---        9,073        3,026          ---
                               -------      -------      -------      -------
                               $15,247      $49,581      $15,626      $41,225
                               =======      =======      =======      =======

 Current.....................  $ 6,972      $   ---      $ 6,161      $   ---
 Long-term...................    8,275       49,581        9,465       41,225
                               -------      -------      -------      -------
                               $15,247      $49,581      $15,626      $41,225
                               =======      =======      =======      =======

      The deferred income tax provision for 1992, which was determined pursuant to Accounting Principles Board Opinion No. 11, arose from the tax effect of timing differences primarily related to deferred compensation and pension, accrued expenses and depreciation and amortization.

      A reconciliation of the provision for income taxes with amounts determined by applying the U.S. statutory tax rate to income before income taxes, extraordinary item and cumulative effect on prior years of change in accounting for income taxes is as follows:

                                                 1994      1993      1992
                                               --------  --------  --------
 Provision at U.S. statutory tax rate (35%
     in 1994 and 1993 and 34% in 1992)......   $ 16,113  $ 14,324  $  5,012
 Add (deduct):
     State income taxes, net of related
       federal income tax benefit...........      2,376     2,647       988
     Effect of change in state (1994) and
       U.S. (1993) statutory tax rates on
       deferred tax balances................       (171)      427       ---
     Prior years' taxes.....................        ---     1,107       380
     Other, net.............................        132        (5)      420
                                               --------  --------  --------
 Provision for income taxes.................   $ 18,450  $ 18,500  $  6,800
                                               ========  ========  ========


 Retirement and stock plans

      The Company has a noncontributory supplemental executive retirement plan (the "SERP") for certain key executives. Normal retirement under the SERP is age 60 and participants receive benefits based on years of service and compensation. Pension costs of the SERP are unfunded. The net periodic pension cost for the Company's SERP consists of the following:

                                                 1994      1993      1992
                                               --------  --------  --------
 Amortization of transition costs...........   $    142  $    251  $    126
 Service cost-benefits earned during
   the year.................................        100     2,329       412
 Interest cost on projected benefit
   obligations..............................        707       510       478
 Other......................................        ---       ---       220
                                               --------  --------  --------
      Net periodic pension cost.............   $    949  $  3,090  $  1,236
                                               ========  ========  ========

      The benefit obligations and funded status of the SERP as of December 31, 1994 and 1993 are as follows:

                                                           1994      1993
                                                         --------  --------
 Actuarial present value of benefit obligations:
   Vested benefits...................................    $  7,976  $  6,773
   Nonvested benefits................................         ---       694
                                                         --------  --------
   Accumulated benefit obligations...................       7,976     7,467
   Effect of projected salary increases..............       3,756     4,235
                                                         --------  --------
   Projected benefit obligations.....................      11,732    11,702
 Unrecognized transition obligation..................        (462)     (603)
 Unrecognized obligation due to change in
   assumptions.......................................      (1,404)   (2,010)
                                                         --------  --------
 Accrued pension liability...........................    $  9,866  $  9,089
                                                         ========  ========

      The discount rate was 6.0% in 1994 and 1993 and 8.0% in 1992, and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 6.0% in 1994, 1993 and 1992.

      In addition to the defined benefit pension plan described above, the Company also has defined contribution plans that provide retirement benefits for eligible non-union employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plans. Employee contributions to the plans, up to certain limits, are matched in various percentages by the Company. In addition, one plan has profit sharing features, with discretionary Company contributions allocable based on eligible employee compensation. The expense for such plans was $3,101, $3,129 and $2,608 for 1994, 1993 and 1992, respectively.

      Certain employees of the Company are covered by union-sponsored, collectively bargained, multi-employer defined benefit pension plans. The contributions and charges to expense for these plans were $638, $583 and $562 in 1994, 1993 and 1992, respectively.

      Eligible employees of the Company may also participate in BEC's Employee Stock Purchase Plan, which provides participating employees the opportunity to purchase (through payroll deductions) shares of BEC common stock at a price equal to 85% of the fair market value of the stock at specified dates. In addition, certain officers and key employees of the Company participate in the 1989 Incentive Plan of BEC, pursuant to which BEC has granted these individuals options (generally becoming exercisable in three equal annual installments commencing one year after the date of grant) to purchase BEC common stock at a price equal to the fair market value of the stock at the date of grant. Since these plans are noncompensatory, no expense has been recorded by the Company in connection with the plans.


 Guarantee

      At December 31, 1994, the Company was contingently liable for the guarantee of payments (up to $24,100) in the event certain affiliates fail to make required payments pursuant to various contractual obligations.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Item 9 is inapplicable.

                            PART III


 Part III is omitted pursuant to General Instruction J of Form 10-K.

                            PART IV

 ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a) 1.  Index to Financial Statements.

                                                                   Reference

 Report of independent auditors . . . . . . . . . . . . . . . . . .    12

 Consolidated balance sheet at December 31, 1994 and 1993 . . . . .    13

 For each of the three years in the period ended December 31, 1994:
   Consolidated statement of income . . . . . . . . . . . . . . . .    15

   Consolidated statement of stockholder's equity . . . . . . . . .    16

   Consolidated statement of cash flows . . . . . . . . . . . . . .    17

 Notes to consolidated financial statements . . . . . . . . . . . .    19

      2.  Index to Financial Statement Schedules.

 Schedule II    Valuation and qualifying accounts for each of
                the three years in the period ended December 31,
                1994. . . . . . . . . . . . . . . . . . . . . . . .    32


 All other schedules specified under Regulation S-X are omitted because they are not applicable, not required under the instructions or all information required is set forth in the Notes to consolidated financial statements.


      3.  Index to Exhibits.


  *3.1      Restated Certificate of Incorporation of the Company.
 **3.2      Amended and Restated By-laws of the Company.
 **3.3      Certificate of Incorporation of Bally's Park Place Funding, Inc.
 **3.4      Amended and Restated By-laws of Bally's Park Place Funding, Inc.
  *3.5      Amended and Restated Certificate of Incorporation of Bally's
            Park Place-New Jersey.
  *3.6      Amended and Restated By-laws of Bally's Park Place-New Jersey.
  *4.1      Form of Indenture governing 11 7/8% First Mortgage Notes due
            1999 of Bally's Park Place Funding, Inc.
  *4.1.1    Form of First Mortgage Note.
  *4.1.2    Form of Guaranty of the Company.
 **4.2      Form of Indenture governing 9 1/4% First Mortgage Notes due 2004 of Bally's Park Place Funding, Inc.
 **4.2.1    Form of Note (included as part of Article II of the Indenture).
 **4.2.2    Form of Guaranty of the Company of the Notes (included as part of Article II of the Indenture).
 ***10(i).1 Intercorporate Agreement dated as of June 24, 1993 among Casino
            Holdings, Bally's Park Place-New Jersey and BEC.
 ***10(i).2 Tax Sharing Agreement dated as of June 17, 1993 between BEC and
            Casino Holdings.
 ***10(i).3 Tax Sharing Agreement dated as of June 17, 1993 between BEC and
            Bally's Park Place-New Jersey.
   *10(i).4 Amended and Restated Loan Agreement dated as of June 30, 1992 among Bally's Park Place-New Jersey, the Company, Bally's Park
            Place Realty Co. ("Realty Co."), and the Senior Lender, as agent and the other banks named therein governing the existing credit facility (filed as an exhibit to the Annual Report on Form 10-K for the Company for the year ended December 31, 1992).
  **10(i).5 Form of Mortgage and Security Agreement with Assignment of Rents among Bally's Park Place-New Jersey, Realty Co., Bally's
            Park Place Funding, Inc. and First Bank.
  **10(i).6 Form of Assignment of Leases and Rents among Bally's Park Place-
            New Jersey, Realty Co. and First Bank.
  **10(i).7 Form of Note Pledge Agreement among Bally's Park Place-New
            Jersey, Bally's Park Place Funding, Inc. and First Bank.
  **10(i).8 Form of Note.
  **10(i).9 Form of Intercreditor Agreement.
   *10(i).10    Mortgage and Security Agreement with Assignment of Rents dated
            August 31, 1989 among Bally's Park Place-New Jersey, Realty Co.,
            Bally's Park Place Funding, Inc. and First Fidelity Bank.
   *10(i).11    Assignment of Leases and Rents dated August 31, 1989 among
            Bally's Park Place-New Jersey, Realty Co. and First Fidelity
            Bank.
   *10(i).12    Note Pledge Agreement dated August 31, 1989 among Bally's Park
            Place-New Jersey, Realty Co. and First Fidelity Bank.
   *10(i).13    $350,000,000 Note dated August 31, 1989.
    10(i).14    Loan and Guaranty Agreement dated March 8, 1994 among the
            Company, Bally's Park Place-New Jersey, Realty Co., Inc. and
            First Fidelity Bank, as agent and lender and Midlantic National
            Bank as lender.
    10(i).15    First Amendment to Credit and Guaranty Agreement dated as of
            December 5, 1994 among the Company, Bally's Park Place-New
            Jersey, Realty Co., Inc. And First Fidelity Bank, as agent and lender and Midlantic National Bank as lender.
    10(i).16    Guaranty of the Company to Arthur Goldberg in an amount up to
            $10,000,000.
   *10(ii).1    Lease Agreement dated June 8, 1977, between Bally's Park Place-
            New Jersey and the Palley Blatt Company respecting the
            Marlborough-Blenheim Hotel Property (filed as an exhibit to the
            Company's Registration Statement on Form S-1, Registration No.
            2-65017).
   *10(ii).2    Letter dated April 27, 1979, from Bally's Park Place-New Jersey to Alexander K. Blatt and Norman Palley, as Trustees, agreeing to the purchase and modification of the First Peoples National
            Bank of New Jersey's $4,000,000 mortgage loan to the Palley
            Blatt Company (filed as an exhibit to the Company's Registration
            Statement on Form S-1, Registration No. 2-65017).
   *10(iii).1   Retirement and Separation Agreement dated January 8, 1993
            between BEC, Bally's Park Place-New Jersey and Richard Gillman
            (filed as an exhibit to the Company's Annual Report on Form 10K for the year ended December 31, 1992).
   *10(iii).2   Split-Dollar Life Insurance Agreements and Collateral
            Assignments by and among the Company's, Bally's Park Place-New
            Jersey, Richard Gillman and Scott Gillman dated February 1,
            1985.
   *10(iii).3   Split-Dollar Life Insurance Agreements and Collateral
            Assignments by and among the Company's, Bally's Park Place-New
            Jersey, Richard Gillman and Marc Gillman dated February 1, 1985.
   *10(iii).4   Employee Incentive Stock Option Plan of Bally's Park Place-New
            Jersey (filed as an exhibit to the Company's Registration
            Statement on Form S-8, Registration No. 2-76757).
   *10(iii).5   Amendment to Employee Incentive Stock Option Plan of Bally's
            Park Place-New Jersey dated May 6, 1985.
   *10(iii).6   Amendments to Employee Incentive Stock Option Plan of Bally's
            Park Place-New Jersey dated January 24, 1986.
   *10(iii).7   Supplemental Executive Retirement Plan of Bally's Park Place-New
            Jersey effective as of January 1, 1987.
   *10(iii).8   Group Travel Accident Policy between Bally's Park Place-New
            Jersey and Hartford Insurance Group effective February 5, 1988.
   *10(iv).1    Employment Agreement dated as of November 1, 1990, as amended, between BEC and Arthur Goldberg (filed as an exhibit to the
            Company's Annual Report on Form 10-K for the year ended December
            31, 1991).
   *10(iv).1.1  First Amendment to Employment Agreement effective as of November
            1, 1991 between BEC and Arthur Goldberg (filed as an exhibit to the Company's Annual Report on Form 10K for the year ended
            December 31, 1992).
  **10(iv).1.2  Second Amendment to Employment Agreement effective September 29,
            1993 between BEC and Arthur Goldberg.
 ***10(iv).2    Employment Agreement effective as of January 1, 1993 between BEC and Wallace R. Barr.
 ***10(iv).3    Employment Agreement effective as of July 1, 1992 between BEC and Robert Conover.
  **10(iv).4    Severance Agreement effective as of March 1, 1993 between
            Bally's Park Place-New Jersey and C. Patrick McKoy.
 ***10(iv).5    Settlement Agreement and Release dated July 30, 1993 between
            Bally's Park Place-New Jersey and Charles Tannenbaum.

  **22      Subsidiaries of Bally's Park Place-New Jersey.

    27      Financial Data Schedule.  (Filed electronically only.)

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


                    BALLY'S PARK PLACE, INC.

         SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

          Years Ended December 31, 1994, 1993 and 1992
                         (In thousands)


                                  Additions
                             --------------------
                 Balance at  Charged to   Charged                 Balance at
                 beginning   costs and    to other                  end of
  Description    of period    expenses    accounts   Deductions     period
 --------------  ----------  -----------  --------  ------------  ----------
 Allowance for
   doubtful
   receivables:

   1994. . . . .   $1,265     $  144       $  ---      $  242      $1,167
                   ======     ======       ======      ======      ======

   1993. . . . .   $1,800     $  421       $  ---      $  956      $1,265
                   ======     ======       ======      ======      ======

   1992. . . . .   $6,210     $  889       $  ---      $5,299      $1,800
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



                                            Bally's Park Place, Inc.


 Dated:  March 31, 1995                     /s/ Joseph A. D'Amato
                                      ---------------------------------
                                              Joseph A. D'Amato
                                         Vice President and Treasurer
                                     (principal financial and accounting
                                                  officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.



 Dated:  March 31, 1995                     /s/ Arthur M. Goldberg
                                      ---------------------------------
                                              Arthur M. Goldberg
                                            Chairman of the Board,
                                           Chief Executive Officer
                                                and Director
                                        (principal executive officer)


 Dated:  March 31, 1995                      /s/ Wallace R. Barr
                                      ---------------------------------
                                               Wallace R. Barr
                                          President, Chief Operating
                                             Officer and Director


 Dated:  March 31, 1995                     /s/ Joseph A. D'Amato
                                      ---------------------------------
                                              Joseph A. D'Amato
                                         Vice President and Treasurer
                                     (principal financial and accounting
                                                  officer)


 Dated:  March 31, 1995                      /s/ Lee S. Hillman
                                      ---------------------------------
                                               Lee S. Hillman
                                                  Director


 Dated:  March 31, 1995                    /s/ J. Kenneth Looloian
                                      ---------------------------------
                                             J. Kenneth Looloian
                                                  Director