Form 10-Q
period 1995-03-31
BALLYS PARK PLACE INC
filed 1995-05-15
CIK 311359

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 (Mark One)

 {X} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 for the period ended March 31, 1995

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

 Yes  X    No


 At May 1, 1995, all 100 outstanding shares of the registrant's common stock were held by Bally's Casino Holdings, Inc.

 The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)



                             INDEX

                                                                        Page
                                                                        Number

 PART I.   FINANCIAL INFORMATION:


   Item 1.  Financial Statements

        Condensed Consolidated Balance Sheet (Unaudited)
           March 31, 1995 and December 31, 1994. . . . . . . . . .      1

        Consolidated Statement of Operations (Unaudited)
           Three Months Ended March 31, 1995 and 1994. . . . . . .      2

        Consolidated Statement of Stockholder's Equity (Unaudited)
           Three Months Ended March 31, 1995 . . . . . . . . . . .      3

        Consolidated Statement of Cash Flows (Unaudited)
           Three Months Ended March 31, 1995 and 1994. . . . . . .      4

        Notes to Condensed Consolidated Financial
           Statements (Unaudited). . . . . . . . . . . . . . . . .      6


   Item 2.  Management's Discussion and Analysis of Results of
              Operations . . . . . . . . . . . . . . . . . . . . .      8


 PART II.  OTHER INFORMATION:


   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .     10


 SIGNATURE PAGE. . . . . . . . . . . . . . . . . . . . . . . . . .     11

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (In thousands)
                          (Unaudited)


                                                    March 31,   December 31,
                                                      1995         1994
                                                  ------------  ------------

                      ASSETS
   Current assets:
     Cash and equivalents. . . . . . . . . . . .    $ 16,362      $ 13,949
     Receivables, less allowances
        of $1,425 and $1,167. . . . . .  . . . .       4,974         5,845
     Income taxes receivable . . . . . . . . . .       2,310         5,378
     Inventories . . . . . . . . . . . . . . . .       2,158         2,228
     Prepaid expenses. . . . . . . . . . . . . .       1,729         1,748
     Deferred income taxes . . . . . . . . . . .       7,302         6,972
                                                    --------      --------
      Total current assets . . . . . . . . . . .      34,835        36,120

   Property and equipment, less accumulated
     depreciation of $316,208 and $309,672 . . .     479,538       483,369
   Deferred finance costs, less accumulated
     amortization of $1,669 and $1,270 . . . . .      13,229        13,628
   Casino Reinvestment Development Authority
     investment obligations. . . . . . . . . . .      12,157        11,681
   Other assets. . . . . . . . . . . . . . . . .       1,423         1,516
                                                    --------      --------
                                                    $541,182      $546,314
                                                    ========      ========


      LIABILITIES AND STOCKHOLDER'S EQUITY

   Current liabilities:
     Accounts payable . . . . . . . . . . . . . .   $  1,886       $ 2,805
     Payable to affiliates. . . . . . . . . . . .      2,372           707
     Income taxes payable . . . . . . . . . . . .      1,200         1,159
     Accrued liabilities. . . . . . . . . . . . .     27,369        37,951
     Current maturities of long-term debt . . . .         47            47
                                                    --------      --------
      Total current liabilities . . . . . . . . .     32,874        42,669

   Long-term debt, less current maturities. . . .    427,628       427,641
   Deferred income taxes. . . . . . . . . . . . .     42,587        41,306
   Pension liability. . . . . . . . . . . . . . .      8,336         9,866
   Other long-term liabilities. . . . . . . . . .        881           859

   Stockholder's equity.. . . . . . . . . . . . .     28,876        23,973
                                                    --------      --------
                                                    $541,182      $546,314
                                                    ========      ========

   See accompanying notes.

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF OPERATIONS
                         (In thousands)
                                 (Unaudited)

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   1995          1994
                                                 --------      --------
   Revenues:
     Casino . . . . . . . . . . . . . . . .     $ 80,640      $ 65,714
     Rooms. . . . . . . . . . . . . . . . .        4,551         4,513
     Food and beverage. . . . . . . . . . .        4,302         4,113
     Other. . . . . . . . . . . . . . . . .        2,806         2,041
                                                --------      --------
                                                  92,299        76,381

   Costs and expenses:
     Casino . . . . . . . . . . . . . . . .       33,614        29,150
     Rooms. . . . . . . . . . . . . . . . .        2,285         2,319
     Food and beverage. . . . . . . . . . .        3,956         3,847
     Other operating expenses . . . . . . .       14,091        13,662
     Selling, general and administrative. .        7,627         9,780
     Depreciation and amortization. . . . .        6,941         7,285
     Allocations from Bally Entertainment
       Corporation. . . . . . . . . . . . .        1,485         1,101
                                                --------      --------
                                                  69,999        67,144
                                                --------      --------

   Operating income . . . . . . . . . . . .       22,300         9,237
   Interest expense . . . . . . . . . . . .       10,397        10,973
                                                --------      --------
   Income (loss) before income taxes and
     extraordinary item . . . . . . . . . .       11,903        (1,736)
   Provision (benefit) for income taxes . .        5,000          (704)
                                                --------      --------
   Income (loss) before extraordinary item.        6,903        (1,032)
   Extraordinary loss on extinguishment
     of debt  . . . . . . . . . . . . . . .          ---       (20,735)
                                                --------      --------
   Net income (loss). . . . . . . . . . . .      $ 6,903      $(21,767)
                                                ========      ========

   See accompanying notes.


                                      BALLY'S PARK PLACE, INC.
              (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
                           CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (In thousands, except share data)
                                                     (Unaudited)

                                        Number                  Additional                 Total
                                        of shares    Common     paid-in       Retained     stockholder's
                                        issued       stock      capital       earnings     equity
                                        ---------    -------    ----------    ---------    -------------
Balance at December 31, 1994 . . . . .      100       $   1      $ 23,972      $    ---       $ 23,973

    Net income . . . . . . . . . . . .      ---         ---           ---         6,903          6,903
    Dividend paid. . . . . . . . . . .      ---         ---           ---        (2,000)        (2,000)
                                          -----       -----      --------      --------       --------
Balance at March 31, 1995. . . . . . .      100       $   1      $ 23,972      $  4,903       $ 28,876
                                          =====       =====      ========      ========       ========


See accompanying notes.























                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                                 (Unaudited)

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   1995          1994
                                                 --------      --------
 Operating:
   Income (loss) before extraordinary item. .    $  6,903      $ (1,032)
   Adjustments to reconcile to cash provided
   (used)-
     Depreciation and amortization. . . . . .       6,941         7,285
     Other amortization included in interest
       expense. . . . . . . . . . . . . . . .         399           390
     Deferred income taxes. . . . . . . . . .         951       (11,464)
     Change in operating assets and
       liabilities. . . . . . . . . . . . . .      (7,396)         (203)
     Other, net .. . . . . . . . . . .  . . .         214           (43)
                                                 --------      --------
         Cash provided by (used in)
           operating activities . . . . . . .       8,012        (5,067)

 Investing:
   Purchases of property and equipment. . . .      (3,080)       (3,784)
   Purchases of Casino Reinvestment
     Development Authority investment
     obligations and credits. . . . . . . . .        (506)         (425)
                                                 --------      --------
         Cash used in investing activities. .      (3,586)       (4,209)

 Financing:
   Debt transactions -
     Net borrowings under revolving
        credit agreement . . . .  . . . . . .         ---         4,000
     Proceeds from issuance of long-term
       debt . . . . . . . . . . . . . . . . .         ---       425,000
     Repayments of long-term debt . . . . . .         (13)     (377,704)
     Debt issuance costs. . . . . . . . . . .         ---       (14,558)
                                                 --------      --------
         Cash provided by (used in) debt
           transactions . . . . . . . . . . .         (13)       36,738
   Equity transactions -
     Dividends paid . . . . . . . . . . . . .      (2,000)      (30,595)
                                                 --------      --------
         Cash provided by (used in)
           financing activities . . . . . . .      (2,013)        6,143
                                                 --------      --------
 Increase (decrease) in cash and equivalents.       2,413        (3,133)
 Cash and equivalents, beginning of period. .      13,949        12,295
                                                 --------      --------
 Cash and equivalents, end of period. . . . .    $ 16,362       $ 9,162
                                                 ========      ========

                          (Continued)





                               4
                                       BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                                 (Unaudited)


                                              Three Months Ended March 31,
                                              ----------------------------
                                                   1995          1994
                                                 --------      --------
 SUPPLEMENTAL CASH FLOWS INFORMATION
   Changes in operating assets and liabilities:
     Decrease in receivables. . . . . . . . . .  $    657      $  1,671
     Decrease in income taxes receivable. . . .     3,068           ---
     Decrease in inventories. . . . . . . . . .        70            21
     (Increase) decrease in prepaid expenses
        and other assets. . . . . . . . . . . .       112          (295)
     Decrease in accounts payable, payable
        to affiliates and accrued liabilities .    (9,836)      (12,629)
     Increase in income taxes payable . . . . .        41        10,737
     Increase (decrease) in pension liability .    (1,530)          270
     Increase in other long-term liabilities. .        22            22
                                                 --------      --------
                                                 $ (7,396)     $   (203)
                                                 ========      ========




   Operating activities include cash payments
     for interest and income taxes:
     Interest paid. . . . . . . . . . . . . . .  $ 19,813      $ 23,674
     Interest capitalized . . . . . . . . . . .       (11)          (39)
     Income taxes paid (net of refunds) . . . .       940            23


   Investing activities exclude the following
     non-cash activity:
     Donation of Casino Reinvestment
       Development Authority investment
       obligations, net . . . . . . . . . . . .  $    ---      $    245


 See accompanying notes.















                               5


 Basis of presentation

      The accompanying condensed consolidated financial statements include the accounts of Bally's Park Place, Inc., a Delaware corporation (the "Company"), which is an indirect wholly owned subsidiary of Bally Entertainment Corporation ("BEC"), and its subsidiaries. The Company owns and operates the casino hotel resort in Atlantic City, New Jersey known as "Bally's Park Place Casino Hotel and Tower." Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

      All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 1995, its consolidated statements of operations and cash flows for the three months ended March 31, 1995 and 1994, and its consolidated statement of stockholder's equity for the three months ended March 31, 1995. All such adjustments were of a normal recurring nature, except for those adjustments in March 1994 to reflect the refinancing of indebtedness (see "Long-term debt").

      Certain reclassifications have been made to prior period financial statements to conform with the 1995 presentation.

 Seasonal factors

      The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results of operations for the full year.


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

      Certain executive officers of the Company function in a similar capacity for GNAC, CORP. (a wholly owned subsidiary of BEC which owns and operates the casino hotel resort in Atlantic City known as the "The Grand"), and exercise decision-making and operational authority over both entities. No allocation of cost is made from the Company to The Grand for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of the Company and The Grand are consolidated, including limousine services, legal services and purchasing. Costs of these operations are allocated to or from the Company either directly or using various formulas based on estimates of utilization of such services. On a net basis, allocations to The Grand were $61 and $56 for the three months ended March 31, 1995 and 1994, respectively, which management believes were reasonable. The Company also leases surface area parking lots to The Grand, and rental income was $174 for each of the three month periods ended March 31, 1995 and 1994.

 Long-term debt

      In March 1994, the Company issued $425,000 principal amount of 9 1/4% First Mortgage Notes due 2004 (the "9 1/4% Notes"). The Company used the net proceeds from the sale of the 9 1/4% Notes to retire and defease its 11 7/8% First Mortgage Notes due 1999 (the "11 7/8% Notes") and pay dividends of $30,214. The retirement and defeasance of the 11 7/8% Notes resulted in an extraordinary loss of $20,735, net of an income tax benefit of $14,137.

      The indenture for the 9 1/4% Notes and the $50,000 revolving credit facility (the entire amount was available at March 31, 1995) impose restrictions on the Company's ability to incur debt and issue preferred stock, make acquisitions and certain restricted payments, create liens, sell assets or enter into transactions with affiliates. Also, the New Jersey Casino Control Commission (the "CCC") requires, among other things, that dividends paid by the Company which are not paid pursuant to a net income test (generally limited to 50% of aggregate consolidated net income, as defined, earned since April 1, 1994) receive prior approval from the CCC. The indenture for the 9 1/4% Notes limits dividends that are not paid pursuant to the net income test to $50,000 in aggregate, of which $25,000 was paid in 1994. At March 31, 1995, $3,510 was available to be paid as dividends pursuant to the net income test.

 Income taxes

      Taxable income or loss of the Company is included in the consolidated federal income tax return of BEC. Under agreements between the Company, BEC and Bally's Casino Holdings, Inc., income taxes are allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company receives credit from BEC for the tax benefit of the Company's net operating losses and tax credits, if any, that can be utilized in BEC's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by the Company on a separate consolidated federal income tax return basis. Payments to BEC for tax liabilities are due at such time and in such amounts as payments would be required to be made to the Internal Revenue Service. Payments from BEC for such tax benefits are due at the time BEC files the applicable consolidated federal income tax return. Under the tax sharing agreement, the Company had federal income taxes receivable from BEC of $2,310 and $5,378 at March 31, 1995 and December 31, 1994, respectively, which are included in income taxes receivable on the accompanying condensed consolidated balance sheet.

 Guarantee

      At March 31, 1995, the Company was contingently liable for the guarantee of payments (up to $21,600) in the event certain affiliates fail to make required payments pursuant to various contractual obligations.

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


 Comparison of the Three Months Ended March 31, 1995 and 1994

      Revenues of the Company for the three months ended March 31, 1995 were $92.3 million compared to $76.4 million for the 1994 period, an increase of $15.9 million (21%). Casino revenues for 1995 were $80.6 million compared to $65.7 million in 1994, an increase of $14.9 million (23%). Slot revenues increased $12.1 million (28%) due to a 31% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 8.9% in 1994 to 8.6% in 1995. The Company added 124 slot machines (a 6% increase) since March 31, 1994. Slot revenues represented 69% of the Company's casino revenues in 1995 compared to 66% in 1994. Table game revenues, excluding poker, increased $2.0 million (10%) due to a 12% increase in the drop (amount wagered) offset, in part, by a decrease in the hold percentage from 17.1% in 1994 to 16.7% in 1995. Other casino revenues were $1.9 million for 1995 compared to $1.1 million in 1994, an increase of $.8 million which was primarily due to the introduction of horse race simulcasting and keno operations in June 1994. Rooms and food and beverage revenues remained essentially unchanged. Other revenues increased $.8 million (38%) due to higher dividends from a multi-casino linked progressive trust, increased entertainment income and additional interest income.

      Atlantic City casino revenues (excluding poker, horse race simulcasting and keno) for all operators for the three months ended March 31, 1995 increased approximately 16% from 1994 due to a 22% increase in slot revenues and a 4% increase in table game revenues. Revenues for the first quarter of 1994 were negatively affected by severe weather in the northeastern United States. Since March 31, 1994, the number of slot machines in Atlantic City increased approximately 13% and the number of table games, excluding poker tables, increased approximately 1%. Slot revenues represented 68% and 65% of total casino revenues in Atlantic City for 1995 and 1994, respectively. Management believes that the expanded number of slot machines in Atlantic City has caused and will continue to cause intense promotional efforts to attract slot players as both the Company and its competitors continue to seek to expand their share of slot revenues and maximize the utilization of their slot machines. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may further decline. However, the Company believes it is well-positioned to compete for additional casino revenues by continuing to offer attractive promotional slot and table game programs and special events and by enhancing the appearance and comfort of its gaming space. In 1994, the Company expanded its casino floor space from 68,100 to 71,400 square feet and added another 8,700 square feet of gaming space to offer horse race simulcasting and keno, and to relocate and expand its poker operations. Further, during the first quarter of 1995, the Company completed a slot machine upgrade, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors and reconfigured its slot machine layout, adding additional slot stools and aisle space.

      Operating income of the Company for the three months ended March 31, 1995 was $22.3 million compared to $9.2 million for the 1994 period, an increase of $13.1 million as the aforementioned revenue increase was offset, in part, by a $2.8 million increase in operating expenses. The operating margin (before depreciation and amortization) increased from 22% in the 1994 quarter to 32% in 1995. Casino expenses increased $4.5 million (15%) due to expanded marketing and promotional efforts, increased gaming taxes associated with higher gaming revenues and an increase in salaries, benefits and other costs associated with the operation of horse race simulcasting and keno in 1995. Rooms, food and beverage and other operating expenses remained essentially


                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

 unchanged. Selling, general and administrative expenses decreased $2.2 million (22%) primarily due to a reevaluation of the cost associated with certain employee benefit plans. Depreciation and amortization expense decreased $.3 million (5%). Operating costs and expenses include allocations from BEC of its overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs) of $1.5 million and $1.1 million for the quarters ended March 31, 1995 and 1994, respectively. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations (subject to changes in circumstances which may warrant modification) in future years.

      Interest expense was $10.4 million for the three months ended March 31, 1995 compared to $11.0 million for the 1994 period. The decrease of $.6 million (5%) reflects the March 1994 refinancing of the Company's long-term debt at a more favorable rate.

      For the three months ended March 31, 1995 and 1994, the effective rates of the income tax provision (benefit) varied from the U.S. statutory tax rate (35%) due principally to state income taxes.

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
                  PART II.  OTHER INFORMATION



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


                                             Bally's Park Place, Inc.
                                           ----------------------------
                                                   Registrant





                                              /s/ Joseph A. D'Amato
                                           ----------------------------
                                                 Joseph A. D'Amato
                                            Vice President of Finance
                                                and Administration
                                          (Principal Financial Officer)








 Dated: May 12, 1995