Form 10-Q
period 1995-06-30
BALLYS PARK PLACE INC
filed 1995-08-14
CIK 311359

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 (Mark One)

 {X} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities   Exch
ange Act of 1934 for the period ended June 30, 1995

                               OR

 { } Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exch ange Act of 1934

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

 Yes  X    No


 At July 31, 1995, all 100 outstanding shares of the registrant's common stock were held by Bally's Casino Holdings, Inc., an indirect wholly owned subsidiary of Bally Entertainment Corporation.

 The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                    BALLY'S PARK PLACE, INC.
         (An Indirect Wholly Owned Subsidiary of Bally
  Entertainment Corporation)



                             INDEX

                                                                    Page
                                                                   Number

 PART I.   FINANCIAL INFORMATION:


   Item 1.  Financial Statements

        Condensed Consolidated Balance Sheet (Unaudited)
           June 30, 1995 and December 31, 1994. . . . . . . . . . .    1

        Consolidated Statement of Operations (Unaudited)
           Six Months Ended June 30, 1995 and 1994. . . . . . . . .    2

        Consolidated Statement of Operations (Unaudited)
           Three Months Ended June 30, 1995 and 1994. . . . . . . .    3

        Consolidated Statement of Stockholder's Equity (Unaudited)
           Six Months Ended June 30, 1995 . . . . . . . . . . . . .    4

        Consolidated Statement of Cash Flows (Unaudited)
           Six Months Ended June 30, 1995 and 1994. . . . . . . . .    5

        Notes to Condensed Consolidated Financial
           Statements (Unaudited) . . . . . . . . . . . . . . . . .    7


   Item 2.  Management's Discussion and Analysis of Results of
              Operations. . . . . . . . . . . . . . . . . . . . . .    9


 PART II.  OTHER INFORMATION:


   Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . .   11


 SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (In thousands)
                          (Unaudited)


                                                    June 30,    December 31,
                                                      1995          1994
                                                   ---------    -----------
                      ASSETS
   Current assets:
     Cash and equivalents. . . . . . . . . . . .    $ 33,742      $ 13,949
     Receivables, less allowances
        of $1,500 and $1,167. . . . . .  . . . .       5,661         5,845
     Income taxes receivable from Bally
        Entertainment Corporation  . . . . . . .       4,129         5,378
     Inventories . . . . . . . . . . . . . . . .       2,390         2,228
     Prepaid expenses. . . . . . . . . . . . . .       2,210         1,748
     Deferred income taxes . . . . . . . . . . .       8,016         6,972
                                                    --------      --------
      Total current assets . . . . . . . . . . .      56,148        36,120

   Property and equipment, less accumulated
     depreciation of $323,009 and $309,672 . . .     473,858       483,369
   Deferred finance costs, less accumulated
     amortization of $2,069 and $1,270 . . . . .      12,829        13,628
   Casino Reinvestment Development Authority
     investment obligations. . . . . . . . . . .      12,664        11,681
   Other assets. . . . . . . . . . . . . . . . .       1,633         1,516
                                                    --------      --------
                                                    $557,132      $546,314
                                                    ========      ========


      LIABILITIES AND STOCKHOLDER'S EQUITY

   Current liabilities:
     Accounts payable . . . . . . . . . . . . . .   $  1,352      $  2,805
     Payable to affiliates. . . . . . . . . . . .      2,712           707
     Income taxes payable . . . . . . . . . . . .      2,659         1,159
     Accrued liabilities. . . . . . . . . . . . .     38,463        37,951
     Current maturities of long-term debt . . . .         48            47
                                                    --------      --------
      Total current liabilities . . . . . . . . .     45,234        42,669

   Long-term debt, less current maturities. . . .    427,614       427,641
   Deferred income taxes. . . . . . . . . . . . .     38,781        41,306
   Pension liability. . . . . . . . . . . . . . .      8,005         9,866
   Other long-term liabilities. . . . . . . . . .        904           859

   Stockholder's equity.. . . . . . . . . . . . .     36,594        23,973
                                                    --------      --------
                                                    $557,132      $546,314
                                                    ========      ========

   See accompanying notes.

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF OPERATIONS
                         (In thousands)
                                 (Unaudited)

                                               Six Months Ended June 30,
                                               ------------------------
                                                  1995          1994
                                                --------      --------
   Revenues:
     Casino . . . . . . . . . . . . . . . .     $170,707      $146,616
     Rooms. . . . . . . . . . . . . . . . .       10,380        11,254
     Food and beverage. . . . . . . . . . .        9,529         9,616
     Other. . . . . . . . . . . . . . . . .        5,687         4,950
                                                --------      --------
                                                 196,303       172,436

   Costs and expenses:
     Casino . . . . . . . . . . . . . . . .       67,977        61,212
     Rooms. . . . . . . . . . . . . . . . .        4,757         5,192
     Food and beverage. . . . . . . . . . .        8,676         8,864
     Other operating expenses . . . . . . .       28,710        27,456
     Selling, general and administrative. .       17,300        16,408
     Depreciation and amortization. . . . .       13,910        15,418
     Allocations from Bally Entertainment
       Corporation. . . . . . . . . . . . .        2,442         1,567
                                                --------      --------
                                                 143,772       136,117
                                                --------      --------

   Operating income . . . . . . . . . . . .       52,531        36,319
   Interest expense . . . . . . . . . . . .       20,790        21,278
                                                --------      --------
   Income before income taxes and
     extraordinary item . . . . . . . . . .       31,741        15,041
   Provision for income taxes   . . . . . .       13,620         6,100
                                                --------      --------
   Income before extraordinary item . . . .       18,121         8,941
   Extraordinary loss on extinguishment
     of debt  . . . . . . . . . . . . . . .          ---       (20,735)
                                                --------      --------
   Net income (loss). . . . . . . . . . . .     $ 18,121      $(11,794)
                                                ========      ========

   See accompanying notes.








                         BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
                   CONSOLIDATED STATEMENT OF OPERATIONS
                              (In thousands)
                                       (Unaudited)

                                                   Three Months Ended June 30,
                                                   --------------------------
                                                       1995          1994
                                                      -------       -------
        Revenues:
          Casino . . . . . . . . . . . . . . . .     $ 90,067      $ 80,902
          Rooms. . . . . . . . . . . . . . . . .        5,829         6,741
          Food and beverage. . . . . . . . . . .        5,227         5,503
          Other. . . . . . . . . . . . . . . . .        2,881         2,909
                                                     --------      --------
                                                      104,004        96,055

        Costs and expenses:
          Casino . . . . . . . . . . . . . . . .       34,363        32,062
          Rooms. . . . . . . . . . . . . . . . .        2,472         2,873
          Food and beverage. . . . . . . . . . .        4,720         5,017
          Other operating expenses . . . . . . .       14,619        13,794
          Selling, general and administrative. .        9,673         6,628
          Depreciation and amortization. . . . .        6,969         8,133
          Allocations from Bally Entertainment
            Corporation. . . . . . . . . . . . .          957           466
                                                     --------      --------
                                                       73,773        68,973
                                                     --------      --------

        Operating income . . . . . . . . . . . .       30,231        27,082
        Interest expense . . . . . . . . . . . .       10,393        10,305
                                                     --------      --------

        Income before income taxes . . . . . . .       19,838        16,777
        Provision for income taxes . . . . . . .        8,620         6,804
                                                     --------      --------
        Net income . . . . . . . . . . . . . . .     $ 11,218      $  9,973
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

                                        Number                  Additional                 Total
                                        of shares    Common     paid-in       Retained     stockholder's
                                        issued       stock      capital       earnings     equity
                                        ---------    -------    ----------    ---------    -------------
Balance at December 31, 1994 . . . . .      100       $   1      $ 23,972      $    ---       $ 23,973

    Net income . . . . . . . . . . . .      ---         ---           ---        18,121         18,121
    Dividends paid . . . . . . . . . .      ---         ---           ---        (5,500)        (5,500)
                                          -----       -----      --------      --------       --------
Balance at June 30, 1995 . . . . . . .      100       $   1      $ 23,972      $ 12,621       $ 36,594
                                          =====       =====      ========      ========       ========


See accompanying notes.






















                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                                 (Unaudited)

                                                Six Months Ended June 30,
                                                ------------------------
                                                   1995          1994
                                                 --------      --------
 Operating:
   Income before extraordinary item . . . . .    $ 18,121      $  8,941
   Adjustments to reconcile to cash provided-
     Depreciation and amortization. . . . . .      13,910        15,418
     Other amortization included in interest
       expense. . . . . . . . . . . . . . . .         799           780
     Provision for doubtful receivables . . .         503           (73)
     Deferred income taxes. . . . . . . . . .      (3,569)          559
     Gain on settlement of supplemental
       executive retirement plan. . . . . . .      (1,800)          ---
     Change in operating assets and
       liabilities. . . . . . . . . . . . . .       2,737        (4,520)
                                                 --------      --------
         Cash provided by operating activities     30,701        21,105

 Investing:
   Purchases of property and equipment. . . .      (4,377)       (9,636)
   Proceeds from disposal of property and
        equipment                                       8           195
   Purchases of Casino Reinvestment
     Development Authority investment
     obligations, net . . . . . . . . . . . .      (1,013)         (515)
                                                 --------      --------
         Cash used in investing activities. .      (5,382)       (9,956)

 Financing:
   Debt transactions -
     Net repayments under revolving
        credit agreement . . . .  . . . . . .         ---        (2,000)
     Proceeds from issuance of long-term
       debt . . . . . . . . . . . . . . . . .         ---       425,000
     Repayments of long-term debt . . . . . .         (26)     (377,716)
     Debt issuance costs. . . . . . . . . . .         ---       (14,631)
                                                 --------      --------
         Cash provided by (used in) debt
           transactions . . . . . . . . . . .         (26)       30,653
   Equity transactions -
     Dividends paid . . . . . . . . . . . . .      (5,500)      (30,595)
                                                 --------      --------
         Cash provided by (used in)
           financing activities . . . . . . .      (5,526)           58
                                                 --------      --------
 Increase in cash and equivalents . . . . . .      19,793        11,207
 Cash and equivalents, beginning of period. .      13,949        12,295
                                                 --------      --------
 Cash and equivalents, end of period. . . . .    $ 33,742      $ 23,502
                                                 ========      ========

                          (Continued)







                                BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                                 (Unaudited)


                                               Six Months Ended June 30,
                                               -------------------------
                                                   1995          1994
                                                ---------      --------
 SUPPLEMENTAL CASH FLOWS INFORMATION
   Changes in operating assets and liabilities:
     (Increase) decrease in receivables . . . . $    (319)    $  1,104
     (Increase) decrease in income taxes
       receivable from Bally Entertainment
       Corporation  . . . . . . . . . . . . . .     1,249       (5,587)
     Increase in inventories. . . . . . . . . .      (162)        (446)
     Increase in prepaid expenses
       and other assets . . . . . . . . . . . .      (579)      (2,483)
     Increase (decrease) in accounts payable,
       payable to affiliates, accrued
       liabilities and long-term liabilities. .     1,048       (5,683)
     Increase in income taxes payable . . . . .     1,500        8,575
                                                 --------     --------
                                                 $  2,737     $ (4,520)
                                                 ========     ========


   Operating activities include cash payments
     for interest and income taxes:
     Interest paid. . . . . . . . . . . . . . .  $ 20,260     $ 23,855
     Interest capitalized . . . . . . . . . . .       (21)        (155)
     Income taxes paid (net of refunds) . . . .    14,440        2,553


   Investing activities exclude the following
     non-cash activity:
     Donation of Casino Reinvestment
       Development Authority investment
       obligations, net . . . . . . . . . . . .  $    393     $    245


 See accompanying notes.









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

      All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 1995, its consolidated statements of operations for the three and six months ended June 30, 1995 and 1994, its consolidated statement of stockholder's equity for the six months ended June 30, 1995 and its consolidated statement of cash flows for the six months ended June 30, 1995 and 1994. All such adjustments were of a normal recurring nature, except for those adjustments in March 1994 to reflect the refinancing of indebtedness (see "Long-term debt").

      Certain reclassifications have been made to prior period financial statements to conform with the 1995 presentation.

 Seasonal factors

      The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results of operations for the full year.

 Allocations from BEC and transactions with related parties

      BEC allocates costs to the Company consisting of the Company's allocable share of BEC's corporate overhead including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs. While the Company does not obtain a measurable direct benefit from these allocated costs, management believes that the Company receives an indirect benefit from BEC's oversight. BEC's method for allocating costs is designed to apportion the majority of its operating costs to its subsidiaries and is generally based upon many subjective factors including various measures of operational size and extent of BEC's oversight requirements. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations in future years. Because of BEC's controlling relationship with the Company and the allocation of certain BEC costs, the operating results of the Company could be significantly different if the Company operated autonomously. In addition, certain of the Company's insurance coverage is arranged by BEC pursuant to corporate-wide programs. In these circumstances, BEC charges the Company its proportionate share of the respective insurance premiums.

      Certain executive officers of the Company function in a similar capacity for GNAC, CORP. (a wholly owned subsidiary of BEC which owns and operates the casino hotel resort in Atlantic City known as the "The Grand"), and exercise decision-making and operational authority over both entities. No allocation of cost is made from the Company to The Grand for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of the Company and The Grand are consolidated, including limousine services, legal services and purchasing. Costs of these operations are allocated to or from the Company either directly or using various formulas based on estimates of utilization of such services. On a net basis, allocations to The Grand were $76 and $37 for the three months ended June 30, 1995 and 1994, respectively, and $137 and $93 for the six months ended June 30, 1995 and 1994, respectively, which management believes were reasonable. The Company also leases surface area parking lots to The Grand, and rental income for each of the three and six month periods ended June 30, 1995 and 1994 was $174 and $348, respectively.

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

      The indenture for the 9 1/4% Notes and the $50,000 revolving credit facility (the entire amount was available at June 30, 1995) impose restrictions on the Company's ability to incur debt and issue preferred stock, make acquisitions and certain restricted payments, create liens, sell assets or enter into transactions with affiliates. The indenture for the 9 1/4% Notes and the $50,000 revolving credit facility also limit dividends paid by the Company which are not paid pursuant to a net income test (generally limited to 50% of aggregate net income, as defined, earned since April 1,
 1994) to $50,000 in aggregate, of which $25,000 was paid in August 1994 and $15,000 was paid in July 1995. Pursuant to the net income test, $5,619 was available at June 30, 1995 to be paid as dividends.

 Income taxes

      Taxable income or loss of the Company is included in the consolidated federal income tax return of BEC. Under agreements between the Company, BEC and Bally's Casino Holdings, Inc., income taxes are allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company receives credit from BEC for the tax benefit of the Company's net operating losses and tax credits, if any, that can be utilized in BEC's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by the Company on a separate consolidated federal income tax return basis. Payments to BEC for tax liabilities are due at such time and in such amounts as payments would be required to be made to the Internal Revenue Service. Payments from BEC for tax benefits are due at the time BEC files the applicable consolidated federal income tax return.

 Guarantee

      At June 30, 1995, the Company was contingently liable for the guarantee of payments (up to $21,300) in the event certain affiliates fail to make required payments pursuant to various contractual obligations.







                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


 Comparison of the Six Months Ended June 30, 1995 and 1994

      Revenues of the Company for the six months ended June 30, 1995 were $196.3 million compared to $172.4 million for the 1994 period, an increase of $23.9 million (14%). Casino revenues for 1995 were $170.7 million compared to $146.6 million in 1994, an increase of $24.1 million (16%). Slot revenues increased $20.0 million (20%) due to a 25% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 8.9% in 1994 to 8.5% in 1995. The Company added 99 slot machines (a 5% increase) since June 30, 1994. Slot revenues represented 70% of the Company's casino revenues in 1995 compared to 68% in 1994. Table game revenues, excluding poker, increased $2.7 million (6%) due to a 10% increase in the drop (amount wagered) offset, in part, by a decrease in the hold percentage from 16.9% in 1994 to 16.4% in 1995. Other casino revenues were $3.9 million for the 1995 period compared to $2.5 million in 1994, an increase of $1.4 million due primarily to the introduction of horse race simulcasting and keno in June 1994. Rooms revenue decreased $.9 million (8%) due to increased complimentaries in 1995 causing reduced occupancy of rooms by paying customers. Food and beverage revenues remained essentially unchanged. Other revenues increased $.7 million (15%) principally due to increased entertainment revenues and interest income offset, in part, by lower dividends in 1995 from a multi-casino linked progressive trust.

      Atlantic City casino revenues (excluding poker, horse race simulcasting and keno) for all operators for the six months ended June 30, 1995 increased approximately 13% from 1994 due to a 16% increase in slot revenues and a 6% increase in table game revenues. Revenues during the first quarter of 1994 were negatively affected by severe weather in the northeastern United States. Since June 30, 1994, the number of slot machines in Atlantic City increased approximately 12% and the number of table games, excluding poker tables, increased approximately 2%. Slot revenues represented 69% and 67% of total casino revenues in Atlantic City for the 1995 and 1994 periods, respectively. Management believes that the increased number of slot machines in Atlantic City has caused and will continue to cause intense promotional efforts to attract slot players as both the Company and its competitors seek to expand their share of slot revenues and maximize the utilization of their slot machines. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may further decline. However, the Company believes it is well-positioned to compete for additional casino revenues by continuing to offer attractive promotional slot and table game programs and special events (including headliner entertainment) and by enhancing the appearance and comfort of its gaming space. In 1994, the Company expanded its casino floor space from 68,100 to 71,400 square feet and added another 8,700 square feet of gaming space to offer horse race simulcasting and keno, and to relocate and expand its poker operations. During the first quarter of 1995, the Company completed a slot machine upgrade, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors and reconfigured its slot machine layout, adding additional slot stools and aisle space. In addition, the Company has announced its intention to develop a highly-themed, western-style casino and entertainment complex on Boardwalk property adjacent to its existing facility. The complex is presently planned to include approximately 50,000 square feet of casino space and cost approximately $80.0 million, with groundbreaking expected in early 1996.






                   BALLY'S PARK PLACE, INC.
                                (An Indirect Wholly Owned Subsidiary of Bally E
ntertainment Corporation)
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

      Operating income of the Company for the six months ended June 30, 1995 was $52.5 million compared to $36.3 million for the 1994 period, an increase of $16.2 million (45%) as the aforementioned revenue increase was offset, in part, by a $7.7 million (6%) increase in operating expenses. The operating margin (before depreciation and amortization) increased from 30% in the 1994 period to 34% in 1995. Casino expenses increased $6.8 million (11%) due to expanded marketing and promotional efforts, increased gaming taxes associated with higher gaming revenues and an increase in salaries, benefits and other costs associated with the operation of horse race simulcasting and keno in 1995. Rooms expense decreased $.4 million (8%) as the cost associated with complimentary rooms (which increased) is classified as casino expenses. Food and beverage expenses remained essentially unchanged. Other operating expenses increased $1.3 million (5%) principally due to increased real estate taxes and entertainment costs. Selling, general and administrative expenses increased $.9 million (5%) primarily due to increased legal, insurance and other costs offset, in part, by a $1.8 million gain on the settlement of a supplemental executive retirement plan in 1995. Depreciation and amortization expense decreased $1.5 million (10%) primarily due to the 1994 period including accelerated depreciation associated with the slot machine upgrade and a decline in 1995 of amortization of Casino Reinvestment Development Authority donation credits. Operating costs and expenses include allocations from BEC of its overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs) of $2.4 million and $1.6 million for the six months ended June 30, 1995 and 1994, respectively. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations, subject to changes in circumstances which may warrant modification, in future years.

      Interest expense was $20.8 million for the six months ended June 30, 1995 compared to $21.3 million for the 1994 period. The decrease of $.5 million (2%) reflects the March 1994 refinancing of substantially all of the Company's long-term debt at a more favorable rate.

      For the six months ended June 30, 1995 and 1994, the effective rates of the income tax provision varied from the U.S. statutory tax rate (35%) due principally to state income taxes.

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
                  PART II.  OTHER INFORMATION



 Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits.

   Exhibit 27  Financial Data Schedule.  (Filed electronically only.)


 (b)  Reports on Form 8-K.

   None.

                         SIGNATURE PAGE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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








 Dated: August 14, 1995