Form 10-Q
period 1995-09-30
BALLYS PARK PLACE INC
filed 1995-11-14
CIK 311359

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 (Mark One)

 {X} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 for the period ended September 30, 1995

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

 Yes  X    No


 At October 31, 1995, all 100 outstanding shares of the registrant's common stock were held by Bally's Casino Holdings, Inc., an indirect wholly owned subsidiary of Bally Entertainment Corporation.

 The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)



                             INDEX

                                                                    Page
                                                                   Number

 PART I.   FINANCIAL INFORMATION:


   Item 1.  Financial Statements

        Condensed Consolidated Balance Sheet (Unaudited)
           September 30, 1995 and December 31, 1994. . . . . . . . .   1

        Consolidated Statement of Operations (Unaudited)
           Nine Months Ended September 30, 1995 and 1994 . . . . . .   2

        Consolidated Statement of Operations (Unaudited)
           Three Months Ended September 30, 1995 and 1994. . . . . .   3

        Consolidated Statement of Stockholder's Equity (Unaudited)
           Nine Months Ended September 30, 1995. . . . . . . . . . .   4

        Consolidated Statement of Cash Flows (Unaudited)
           Nine Months Ended September 30, 1995 and 1994 . . . . . .   5

        Notes to Condensed Consolidated Financial
           Statements (Unaudited). . . . . . . . . . . . . . . . . .   7


   Item 2.  Management's Discussion and Analysis of Results of
              Operations . . . . . . . . . . . . . . . . . . . . . .   9


 PART II.  OTHER INFORMATION:


   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  11


 SIGNATURE PAGE. . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (In thousands)
                          (Unaudited)


                                                 September 30,  December 31,
                                                      1995          1994
                                                 ------------   -----------
                      ASSETS
   Current assets:
     Cash and equivalents. . . . . . . . . . . .   $ 15,565       $ 13,949
     Receivables, less allowances
        of $1,655 and $1,167. . . . . .  . . . .      5,703          5,845
     Income taxes receivable from Bally
        Entertainment Corporation  . . . . . . .      4,128          5,378
     Inventories . . . . . . . . . . . . . . . .      2,147          2,228
     Prepaid expenses. . . . . . . . . . . . . .      3,105          1,748
     Deferred income taxes . . . . . . . . . . .      8,145          6,972
                                                   --------       --------
      Total current assets . . . . . . . . . . .     38,793         36,120

   Property and equipment, less accumulated
     depreciation of $329,097 and $309,672 . . .    469,295        483,369
   Deferred finance costs, less accumulated
     amortization of $2,469 and $1,270 . . . . .     12,429         13,628
   Casino Reinvestment Development Authority
     investment obligations. . . . . . . . . . .     12,647         11,681
   Other assets. . . . . . . . . . . . . . . . .      1,676          1,516
                                                   --------       --------
                                                   $534,840       $546,314
                                                   ========       ========

      LIABILITIES AND STOCKHOLDER'S EQUITY

   Current liabilities:
     Accounts payable . . . . . . . . . . . . . .  $  1,717       $  2,805
     Payable to affiliates. . . . . . . . . . . .       670            707
     Income taxes payable . . . . . . . . . . . .     3,202          1,159
     Accrued liabilities. . . . . . . . . . . . .    31,323         37,951
     Current maturities of long-term debt . . . .        48             47
                                                   --------       --------
      Total current liabilities . . . . . . . . .    36,960         42,669

   Long-term debt, less current maturities. . . .   427,568        427,641
   Deferred income taxes. . . . . . . . . . . . .    44,656         41,306
   Pension liability. . . . . . . . . . . . . . .     2,571          9,866
   Other long-term liabilities. . . . . . . . . .       926            859

   Stockholder's equity.. . . . . . . . . . . . .    22,159         23,973
                                                   --------       --------
                                                   $534,840       $546,314
                                                   ========       ========

   See accompanying notes.

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF OPERATIONS
                         (In thousands)
                                 (Unaudited)

                                            Nine Months Ended September 30,
                                            ------------------------------
                                                  1995          1994
                                                --------      --------
   Revenues:
     Casino . . . . . . . . . . . . . . . .     $273,189      $241,448
     Rooms. . . . . . . . . . . . . . . . .       17,581        19,408
     Food and beverage. . . . . . . . . . .       15,214        15,538
     Other. . . . . . . . . . . . . . . . .        9,315         7,592
                                                --------      --------
                                                 315,299       283,986

   Costs and expenses:
     Casino . . . . . . . . . . . . . . . .      105,417        96,431
     Rooms. . . . . . . . . . . . . . . . .        7,423         8,116
     Food and beverage. . . . . . . . . . .       13,682        14,213
     Other operating expenses . . . . . . .       44,315        42,264
     Selling, general and administrative. .       28,187        25,184
     Depreciation and amortization. . . . .       21,344        23,450
     Allocations from Bally Entertainment
       Corporation. . . . . . . . . . . . .        3,705         3,807
                                                --------      --------
                                                 224,073       213,465
                                                --------      --------

   Operating income . . . . . . . . . . . .       91,226        70,521
   Interest expense . . . . . . . . . . . .       31,180        31,547
                                                --------      --------
   Income before income taxes and
     extraordinary item . . . . . . . . . .       60,046        38,974
   Provision for income taxes   . . . . . .       25,760        15,500
                                                --------      --------
   Income before extraordinary item . . . .       34,286        23,474
   Extraordinary loss on extinguishment
     of debt  . . . . . . . . . . . . . . .          ---       (20,735)
                                                --------      --------
   Net income . . . . . . . . . . . . . . .     $ 34,286      $  2,739
                                                ========      ========

   See accompanying notes.


                         BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
                   CONSOLIDATED STATEMENT OF OPERATIONS
                              (In thousands)
                                       (Unaudited)

                                                  Three Months Ended September 30,
                                                 --------------------------------
                                                       1995          1994
                                                     --------      --------
        Revenues:
          Casino . . . . . . . . . . . . . . . .     $102,482      $ 94,832
          Rooms. . . . . . . . . . . . . . . . .        7,201         8,154
          Food and beverage. . . . . . . . . . .        5,685         5,922
          Other. . . . . . . . . . . . . . . . .        3,628         2,642
                                                     --------      --------
                                                      118,996       111,550

        Costs and expenses:
          Casino . . . . . . . . . . . . . . . .       37,440        35,219
          Rooms. . . . . . . . . . . . . . . . .        2,666         2,924
          Food and beverage. . . . . . . . . . .        5,006         5,349
          Other operating expenses . . . . . . .       15,605        14,808
          Selling, general and administrative. .       10,887         8,776
          Depreciation and amortization. . . . .        7,434         8,032
          Allocations from Bally Entertainment
            Corporation. . . . . . . . . . . . .        1,263         2,240
                                                     --------      --------
                                                       80,301        77,348
                                                     --------      --------

        Operating income . . . . . . . . . . . .       38,695        34,202
        Interest expense . . . . . . . . . . . .       10,390        10,269
                                                     --------      --------

        Income before income taxes . . . . . . .       28,305        23,933
        Provision for income taxes . . . . . . .       12,140         9,400
                                                     --------      --------
        Net income . . . . . . . . . . . . . . .     $ 16,165      $ 14,533
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

                                        Number                  Additional                 Total
                                        of shares    Common     paid-in       Retained     stockholder's
                                        issued       stock      capital       earnings     equity
                                        ---------    -------    ----------    ---------    -------------
Balance at December 31, 1994 . . . . .      100       $   1      $ 23,972      $    ---       $ 23,973

    Net income . . . . . . . . . . . .      ---         ---           ---        34,286         34,286
    Dividends paid . . . . . . . . . .      ---         ---        (1,814)      (34,286)       (36,100)
                                          -----       -----      --------      --------       --------
Balance at September 30, 1995. . . . .      100       $   1      $ 22,158      $    ---       $ 22,159
                                          =====       =====      ========      ========       ========


See accompanying notes.




















                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                                 (Unaudited)

                                             Nine Months Ended September 30,
                                             ------------------------------
                                                   1995          1994
                                                 --------      --------
 Operating:
   Income before extraordinary item . . . . .    $ 34,286      $ 23,474
   Adjustments to reconcile to cash provided-
     Depreciation and amortization. . . . . .      21,344        23,450
     Other amortization included in interest
       expense. . . . . . . . . . . . . . . .       1,199         1,192
     Provision for doubtful receivables . . .       1,009            98
     Deferred income taxes. . . . . . . . . .       2,177         9,662
     Gain on settlement of supplemental
       executive retirement plan. . . . . . .      (1,800)          ---
     Change in operating assets and
       liabilities. . . . . . . . . . . . . .     (12,191)      (13,317)
                                                 --------      --------
         Cash provided by operating activities     46,024        44,559

 Investing:
   Purchases of property and equipment. . . .      (7,219)      (15,523)
   Proceeds from disposal of property and
        equipment                                     372           559
   Purchases of Casino Reinvestment
     Development Authority investment
     obligations, net . . . . . . . . . . . .      (1,389)         (996)
                                                 --------      --------
         Cash used in investing activities. .      (8,236)      (15,960)

 Financing:
   Debt transactions -
     Net repayments under revolving
        credit agreement . . . .  . . . . . .         ---        (2,000)
     Proceeds from issuance of long-term
       debt . . . . . . . . . . . . . . . . .         ---       425,000
     Repayments of long-term debt . . . . . .         (72)     (377,729)
     Debt issuance costs. . . . . . . . . . .         ---       (14,898)
                                                 --------      --------
         Cash provided by (used in) debt
           transactions . . . . . . . . . . .         (72)       30,373
   Equity transactions -
     Dividends paid . . . . . . . . . . . . .     (36,100)      (55,595)
                                                 --------      --------
         Cash used in
           financing activities . . . . . . .     (36,172)      (25,222)
                                                 --------      --------
 Increase in cash and equivalents . . . . . .       1,616         3,377
 Cash and equivalents, beginning of period. .      13,949        12,295
                                                 --------      --------
 Cash and equivalents, end of period. . . . .    $ 15,565      $ 15,672
                                                 ========      ========

                          (Continued)


                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                                 (Unaudited)

                                             Nine Months Ended September 30,
                                             ------------------------------
                                                   1995          1994
                                                 --------      --------
 SUPPLEMENTAL CASH FLOWS INFORMATION
  Changes in operating assets and liabilities:
     (Increase) decrease in receivables . . . . $    (867)    $    313
     (Increase) decrease in income taxes
       receivable from Bally Entertainment
       Corporation  . . . . . . . . . . . . . .     1,250       (5,587)
    (Increase) decrease in inventories  . . . .        81         (444)
     Increase in prepaid expenses
       and other assets . . . . . . . . . . . .    (1,517)        (817)
     Decrease in accounts payable,
       payable to affiliates, accrued
       liabilities and long-term liabilities. .    (7,686)     (15,166)
     Increase in income taxes payable . . . . .     2,043        8,575
     Decrease in pension liability    . . . . .    (5,495)        (191)
                                                 --------     --------
                                                 $(12,191)    $(13,317)
                                                 ========     ========


   Cash payments for interest and income taxes:
     Interest paid. . . . . . . . . . . . . . .  $ 40,076     $ 44,542
     Interest capitalized . . . . . . . . . . .       (43)        (317)
     Income taxes paid (net of refunds) . . . .    20,290        2,850



 See accompanying notes.
























                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands)
                          (Unaudited)

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

 All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 1995, its consolidated statements of operations for the three and nine months ended September 30, 1995 and 1994, its consolidated statement of stockholder's equity for the nine months ended September 30, 1995 and its consolidated statement of cash flows for the nine months ended September 30, 1995 and 1994. All such adjustments were of a normal recurring nature, except for those adjustments in March 1994 to reflect the refinancing of indebtedness (see "Long-term debt").

 Certain reclassifications have been made to prior period financial statements to conform with the 1995 presentation.

 Seasonal factors

 The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results of operations for the full year.

 Allocations from BEC and transactions with related parties

 BEC allocates costs to the Company consisting of the Company's allocable share of BEC's corporate overhead including executive salaries and benefits, public company reporting costs and other corporate headquarter's costs. While the Company does not obtain a measurable direct benefit from these allocated costs, management believes that the Company receives an indirect benefit from BEC's oversight. BEC's method for allocating costs is designed to apportion the majority of its operating costs to its subsidiaries and is generally based upon many subjective factors including various measures of operational size and extent of BEC's oversight requirements. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations in future years. Because of BEC's controlling relationship with the Company and the allocation of certain BEC costs, the operating results of the Company could be significantly different if the Company operated autonomously. In addition, certain of the Company's insurance coverage is arranged by BEC pursuant to corporate-wide programs. In these circumstances, BEC charges the Company its proportionate share of the respective insurance premiums.

 Certain executive officers of the Company function in a similar capacity for GNAC, CORP. (a wholly owned subsidiary of BEC which owns and operates the casino hotel resort in Atlantic City known as the "The Grand"), and exercise

                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands)
                          (Unaudited)

 decision-making and operational authority over both entities. No allocation of cost is made from the Company to The Grand for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of the Company and The Grand are consolidated, including limousine services, legal services and purchasing. Costs of these operations are allocated to or from the Company either directly or using various formulas based on estimates of utilization of such services. On a net basis, allocations to The Grand were $107 and $33 for the three months ended September 30, 1995 and 1994, respectively, and $244 and $126 for the nine months ended September 30, 1995 and 1994, respectively, which management believes were reasonable. The Company also leases surface area parking lots to The Grand, and rental income for each of the three and nine month periods ended September 30, 1995 and 1994 was $174 and $522, respectively.

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

 The indenture for the 9 1/4% Notes and the $50,000 revolving credit facility (the entire amount was unused at September 30, 1995) impose restrictions on the Company's ability to incur debt and issue preferred stock, make acquisitions and certain restricted payments, create liens, sell assets or enter into transactions with affiliates. The indenture for the 9 1/4% Notes and the $50,000 revolving credit facility also limit dividends paid by the Company which are not paid pursuant to a net income test (generally limited to 50% of aggregate net income, as defined, earned since April 1, 1994) to $50,000 in aggregate, of which $25,000 was paid in each of the third quarters of 1995 and 1994. Pursuant to the net income test, $8,102 was available at September 30, 1995 to be paid as dividends.

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

 Guarantee

 At September 30, 1995, the Company was contingently liable for the guarantee of payments (up to $20,800) in the event certain affiliates fail to make required payments pursuant to various contractual obligations.


                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

 Comparison of the Nine Months Ended September 30, 1995 and 1994

 Revenues of the Company for the nine months ended September 30, 1995 were $315.3 million compared to $284.0 million for the 1994 period, an increase of $31.3 million (11%). Casino revenues for 1995 were $273.2 million compared to $241.4 million in 1994, an increase of $31.8 million (13%). Slot revenues increased $26.8 million (16%) due to a 21% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 8.9% in 1994 to 8.5% in 1995. As part of a casino reconfiguration, the Company reduced its number of slot machines appproximately 1% since September 30, 1994 providing increased aisle space for the comfort of slot players. Slot revenues represented 70% of the Company's casino revenues in 1995 compared to 68% in 1994. Table game revenues, excluding poker, increased $3.8 million (5%) due to a 9% increase in the drop (amount wagered) offset, in part, by a decrease in the hold percentage from 17.0% in 1994 to 16.4% in 1995. Other casino revenues increased $1.2 million (26%) due primarily to the introduction of horse race simulcasting and keno in June 1994. Rooms revenues decreased $1.8 million (9%) due to increased complimentaries in 1995 causing reduced occupancy of rooms by paying customers. Other revenues increased $1.7 million (23%) principally due to increased special event revenues and interest income.

 Atlantic City casino revenues (excluding poker, horse race simulcasting and keno) for all operators for the nine months ended September 30, 1995 increased approximately 11% from 1994 due to a 13% increase in slot revenues and a 5% increase in table game revenues. Revenues during the first quarter of 1994 were negatively affected by severe weather in the northeastern United States. Since September 30, 1994, the number of slot machines in Atlantic City increased approximately 8% and the number of table games, excluding poker tables, increased approximately 1%. Slot revenues represented 69% and 67% of total casino revenues in Atlantic City for the 1995 and 1994 periods, respectively. Management believes that the increased number of slot machines in Atlantic City has caused and will continue to cause intense promotional efforts to attract slot players as both the Company and its competitors continue to seek to expand their share of slot revenues and maximize the utilization of their slot machines. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may decline further. However, the Company believes it is well-positioned to compete for additional casino revenues by continuing to offer attractive promotional slot and table game programs and special events (including headliner entertainment and championship boxing) and by enhancing the appearance and comfort of its gaming space. In 1994, the Company expanded its casino floor from 68,100 to 71,400 square feet and added another 8,700 square feet of gaming space to offer horse race simulcasting and keno, and to relocate and expand its poker operations. During the first quarter of 1995, the Company completed a slot machine upgrade, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors, and reconfigured its slot machine layout, adding additional slot stools and aisle space. In addition, the Company has announced its intention to develop a western-themed casino on Boardwalk property it owns adjacent to its existing facility. The complex is presently planned to include approximately 60,000 to 80,000 square feet of casino space and cost between $80 and $100 million, with groundbreaking expected in early 1996. The planned expansion is subject to regulatory approval.






                   BALLY'S PARK PLACE, INC.
  (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

 Operating income of the Company for the nine months ended September 30, 1995 was $91.2 million compared to $70.5 million for the 1994 period, an increase of $20.7 million (29%) as the aforementioned 11% revenue increase was offset, in part, by a 5% increase in operating expenses. Casino expenses increased $9.0 million (9%) due to expanded marketing and promotional efforts, increased gaming taxes associated with higher gaming revenues and an increase in salaries, benefits and other costs associated with the operation of horse race simulcasting and keno in 1995. Rooms expense decreased $.7 million (9%) as the cost associated with complimentary room occupancy (which increased) is classified as casino expenses. Other operating expenses increased $2.1 million (5%) principally due to increased real estate taxes and entertainment costs. Selling, general and administrative expenses increased $3.0 million (12%) primarily due to increased legal, advertising, promotional and insurance costs offset, in part, by a gain on the settlement of a supplemental executive retirement plan in 1995. Depreciation and amortization expense decreased $2.1 million (9%) primarily due to the 1994 period including accelerated depreciation associated with the aforementioned slot machine upgrade and certain assets becoming fully depreciated in 1994. Operating costs and expenses include allocations from BEC of its overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarter's costs) of $3.7 million and $3.8 million for the nine months ended September 30, 1995 and 1994, respectively. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations, subject to changes in circumstances which may warrant modification, in future years.

 Interest expense was $31.2 million for the nine months ended September 30, 1995 compared to $31.5 million for the 1994 period. The decrease of $.3 million (1%) reflects the March 1994 refinancing of substantially all of the Company's long-term debt at a more favorable rate offset, in part, by reduced capitalized interest in 1995.

 For the nine months ended September 30, 1995 and 1994, the effective rates of the income tax provision varied from the U.S. statutory tax rate (35%) due principally to state income taxes.

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








 Dated: November 14, 1995