Form 10-K
period 1995-12-31
BALLYS PARK PLACE INC
filed 1996-04-01
CIK 311359

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

 (Mark One)

 {X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 EXCHANGE       ACT OF 1934.

          For the fiscal year ended December 31, 1995

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

 Indicate by check mark if the disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

 At March 25, 1996, all 100 outstanding shares of the registrant's common stock were held by Bally's Casino Holdings, Inc., an indirect wholly owned subsidiary of Bally Entertainment Corporation.

 The registrant meets the conditions set forth in General Instruction J (1)
 (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
                             PART I


 Except as otherwise stated, the information contained in this Annual Report is as of December 31, 1995, the end of the registrant's last fiscal year.


 ITEMS 1 and 2. BUSINESS AND PROPERTIES


 Introduction

 The registrant, Bally's Park Place, Inc. (the "Company"), is incorporated in Delaware and is a wholly owned subsidiary of Bally's Casino Holdings, Inc. ("Casino Holdings"), which is an indirect wholly owned subsidiary of Bally Entertainment Corporation ("BEC"), an operator of casinos and casino hotel resorts. The Company, through its wholly owned subsidiary Bally's Park Place, Inc., a New Jersey corporation ("Bally's Park Place--New Jersey"), owns and operates the casino hotel resort in Atlantic City, New Jersey known as Bally's Park Place Casino Hotel and Tower ("Bally's Park Place"). The Company operates in one industry segment and all significant revenues arise from its casino and supporting hotel operations. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.


 Bally's Park Place

 Bally's Park Place is situated on an eight-acre site with ocean frontage at the well-known intersection of Park Place and the Boardwalk in Atlantic City, New Jersey. The casino hotel resort is adjacent to the Boardwalk and within four blocks of both the existing Atlantic City Convention Hall and the new convention center, which is currently under construction. A corridor project, which is expected to beautify the area linking the Boardwalk with the new convention center, is under development. Bally's Park Place's strategic location on the Boardwalk contributes to its success in attracting significant walk-in business, including strong crossover business from competing casino hotels located nearby. Equipped with two multi-story parking garages and surface valet parking lots providing over 2,300 parking spaces, management believes that Bally's Park Place is also strongly positioned to attract desirable drive-in business.

 Bally's Park Place is the largest casino hotel resort in Atlantic City with 1,265 guest rooms (including 104 suites). Bally's Park Place has approximately 2.6 million square feet of space, including approximately 80,100 square feet of gaming space, a 30-story hotel tower and a 12-story hotel facility. At December 31, 1995, Bally's Park Place offered 2,326 slot machines and 114 table games, including blackjack, craps, roulette and poker, among others.

 During the first quarter of 1995, Bally's Park Place completed a slot machine upgrade which was initiated in 1994, replacing the majority of its slot machine inventory with state-of-the-art machines with embedded bill acceptors and reconfigured its slot machine layout, adding slot stools and increasing aisle space. Bally's Park Place competes for higher margin slot business by employing the latest slot machine technology and placing particular attention to the location, design, signage and lighting of its slot machine areas.

 Bally's Park Place, the largest four-star hotel in New Jersey as rated by the Mobil Travel Guide, contains approximately 50,000 square feet of meeting and exhibition space, a 38,000-square foot health spa facility and a premium players' lounge. Dining areas include three specialty restaurants, two cocktail lounges, a coffee shop, a buffet, a delicatessen, two fast food facilities and a restaurant with a bar and lounge in the spa.

 Bally's Park Place's operating strategy capitalizes on its central location and quality facilities, which allows it to expand its success with mid-level and high-end players. Historically believed to be a leader in Atlantic City's middle to upper-middle tier slot player segments, Bally's Park Place expects to continue targeting and marketing to premium table game and slot players through enhanced facility accommodations without compromising its focus on mid-level slot play. Successful promotional marketing campaigns and special events augmented by diverse advertising programs continue to expand the customer base. The marketing strategy of Bally's Park Place is to generate a high volume of play from casino customers from New York, Philadelphia and other northeastern metropolitan areas, as well as to further develop its position in all segments of the Atlantic City hotel and convention market.

 The Company has announced its intention to develop a western-themed casino complex on approximately 4 acres of Boardwalk property it owns adjacent to Bally's Park Place. The complex is presently planned to include approximately 70,000 square feet of casino space and cost between $80 and $100 million, with completion anticipated in mid-1997. The planned expansion is subject to various governmental approvals and delays inherent with construction projects. Construction of the complex is expected to commence in the second quarter of 1996 and capital expenditures for this expansion are anticipated to be approximately $50 million during 1996. In addition, the Company plans to make capital expenditures of approximately $18 million during 1996 for improvements, renovations and equipment to maintain Bally's Park Place in first-class condition.

 Bally's Park Place's operations are conducted 24 hours a day every day of the year. Revenues and earnings peak during the summer season, with less favorable operating results during the winter. Bally's Park Place employs approximately 4,100 persons in the operation of its business and has collective bargaining contracts with unions covering approximately 1,600 of these employees.

 Casino Hotel Competition

 Bally's Park Place faces considerable competition in the Atlantic City market from other companies in the gaming industry. Since April 1990, there have been eleven casino hotel facilities operating in Atlantic City in competition with Bally's Park Place, including GNOC, CORP., another wholly owned subsidiary of BEC which owns and operates the casino hotel resort known as "The Grand." Several Atlantic City casino hotels have recently expanded or are currently in the process of expanding their facilities, and competition increases as additional slot machines and hotel rooms are added. In addition, proposals for several new casino hotel resorts were recently announced for the marina district in Atlantic City and, if and when such resorts are opened, capacity and competition will further increase. To enhance its competitiveness in the Atlantic City market, Bally's Park Place recently completed six penthouse suites in its hotel tower and intends to develop the aforementioned western-themed casino complex.

 Management believes that competition in Atlantic City is based primarily on the location and physical design of the casino and hotel accommodations, the extent and quality of personalized service offered to guests and casino customers, the price and quality of rooms and food and beverages, the number and quality of its restaurants, convention and other public facilities, promotional allowances, the entertainment offered, the variety of table games and slot machines, table limits, casino credit granted to customers and parking availability. Management believes that Bally's Park Place's central location and reputation as a first-class facility helps it to compete in the Atlantic City market.

 Bally's Park Place also competes for gaming customers, to a lesser extent, with casino hotel operations located in Nevada and elsewhere and with other forms of legalized gaming. Management believes that the legalization of casino gaming in various jurisdictions over the last several years and the opening of gaming facilities operated by Native Americans have not, to date, had a material adverse impact on Bally's Park Place's operations. Proposals have been made for casinos in several jurisdictions near New Jersey. Management believes that the adoption of legislation approving casino gaming and the opening of significant gaming establishments in any of these jurisdictions (particularly New York or Pennsylvania) or the advent of full-scale gaming on nearby Native American lands could have a material adverse effect on Bally's Park Place's operations.

 New Jersey Regulation

 Gaming activities in Atlantic City are subject to the New Jersey Casino Control Act (the "Act"), regulations of the New Jersey Casino Control Commission (the "CCC") and other applicable laws. No casino may operate unless the required permits or licenses and approvals are obtained from the CCC. The CCC is authorized under the Act to adopt regulations covering a broad spectrum of gaming and gaming-related activities and to prescribe the methods and forms of applications from all classes of licensees. These laws and regulations concern primarily: (i) the financial stability, integrity, responsibility, good character, honesty and business ability of casino service suppliers and casino operators, their directors, officers and employees, their security holders and others financially interested in casino operations, (ii) the nature of casino hotel facilities, and (iii) the operating methods and financial and accounting practices used in connection with the casino operations. Taxes are imposed by the State of New Jersey on gaming operations at the rate of 8% of gross gaming revenues. In addition, the Act provides for an investment alternative tax of 2 1/2% of gross gaming revenues. This investment alternative tax may be offset by investment tax credits equal to 1 1/4% of gross gaming revenues, which are obtained by purchasing bonds issued by or investing in housing or other development projects approved by the New Jersey Casino Reinvestment Development Authority (the "CRDA"), a state agency. New laws and regulations, as well as amendments to existing laws and regulations, relating to gaming activities in Atlantic City are periodically introduced or proposed and sometimes adopted. In January 1995, a comprehensive package of amendments to the Act was enacted into law, which amendments, among other things, reduced certain regulatory requirements.

 The CCC has broad discretion with regard to the issuance, renewal and revocation or suspension of casino licenses. A casino license is not transferable, is issued for a term of up to one year for the first two renewals and thereafter for a term of up to four years (subject to discretionary reopening of the licensing hearing by the CCC at any time), and must be renewed by filing an application which must be acted on by the CCC prior to the expiration of the license in force. At any time, upon a finding of disqualification or noncompliance, the CCC may revoke or suspend a license or impose fines.

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

 For purposes of the Act, a security holder is presumed to have the ability to control a publicly traded corporation, or to elect one or more members of its board of directors, and thus require qualification, if such holder owns or beneficially holds 5% or more of any class of the equity securities of such corporation, unless such presumption of control or ability to elect is rebutted by clear and convincing evidence. An "institutional investor," as that term is defined under the Act, is entitled to a waiver of qualification if it holds less than 10% of any class of the equity securities of a publicly traded holding or intermediary company of a casino licensee and: (i) the holdings were purchased for investment purposes only,
 (ii) there is no cause to believe the institutional investor may be found unqualified, and (iii) upon request by the CCC, the institutional investor files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its other affiliates. The CCC may grant a waiver of qualification to an institutional investor holding 10% or more of such securities upon a showing of good cause and if the conditions specified above are met.

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

 Generally, the CCC would require each institutional holder seeking a waiver of qualification to execute a certificate to the effect that: (i) the holder has reviewed the definition of institutional investor under the Act and believes that it meets the definition of institutional investor, (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business, (iii) the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of, the issuer, the casino licensee or any affiliate, and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days notice of such intent and shall file with the CCC an application for qualification before taking any such action.

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

 In June 1994, the CCC renewed the casino license of the Company through June 1996. The Company is not aware of any reason that the license would not be renewed during 1996 for four years.

 Federal Registration

 The Company is required to make annual filings with the Attorney General of the United States in connection with the operation of slot machines. All requisite filings for the present year have been made.


 ITEM 3. LEGAL PROCEEDINGS

 None.


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

 RESULTS OF OPERATIONS

 Revenues of the Company for 1995 were $412.1 million compared to $377.0 million for 1994, an increase of $35.1 million (9%). Casino revenues for 1995 were $356.7 million compared to $321.5 million in 1994, an increase of $35.2 million (11%). Slot revenues increased $29.9 million (14%) due to a 19% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 8.8% in 1994 to 8.4% in 1995. On average, the Company had 68 (3%) more slot machines in 1995 than in 1994. Slot revenues approximated 70% of Bally's Park Place's casino revenues in 1995 compared to 68% in 1994. Table game revenues, excluding poker, increased $4.2 million (4%) from 1994 due to an 8% increase in the drop (amount wagered) offset, in part, by a decrease in the hold percentage from 17.1% in 1994 to 16.6% in 1995. Other casino revenues increased $1.1 million (16%) due primarily to the introduction of horse race simulcasting and keno in June 1994. Rooms revenues decreased $2.1 million (8%) due to increased complimentaries in 1995 causing reduced occupancy of rooms by paying customers. Other revenues increased $2.6 million (26%) principally due to increased special event revenues and interest income.

 Atlantic City casino revenues (excluding poker, horse race simulcasting and keno) for all operators in 1995 increased approximately 10% from 1994 due to a 12% increase in slot revenues and a 5% increase in table game revenues. Revenues during the first quarter of 1994 were negatively affected by severe weather in the northeastern United States. During 1995, the number of slot machines in Atlantic City increased approximately 8% and the number of table games, excluding poker tables, increased approximately 2%. Slot revenues approximated 68% and 67% of total gaming revenues in Atlantic City for 1995 and 1994, respectively. Management believes that the expansion of several casino hotel facilities in Atlantic City, which includes additional hotel rooms and slot machines, has caused and will continue to cause intense promotional efforts to attract slot players as both Bally's Park Place and its competitors continue to seek to expand their share of slot revenues and maximize the utilization of their slot machines. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may decline further. However, management also believes it is well-positioned to compete for additional casino revenues by continuing to offer attractive promotional gaming programs and special events, and by enhancing the appearance and comfort of Bally's Park Place's gaming space and hotel accommodations. In 1994, Bally's Park Place expanded its casino floor from 68,100 to 71,400 square feet and added another 8,700 square feet of gaming space to offer horse race simulcasting and keno and to relocate and expand its poker operations. During the first quarter of 1995, Bally's Park Place completed a slot machine upgrade, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors, and reconfigured its slot machine layout, adding slot stools and increasing aisle space. In addition, Bally's Park Place intends to develop the aforementioned western-themed casino complex.

 Operating income of the Company for 1995 was $113.4 million compared to $88.3 million for 1994, an increase of $25.1 million (28%) as the aforementioned 9% revenue increase was offset, in part, by a 3% increase in operating expenses. Casino expenses increased $11.0 million (9%) due to expanded promotional efforts, increased gaming taxes associated with higher gaming revenues and an increase in salaries, benefits and other costs associated with the operation of horse race simulcasting and keno throughout all of 1995. Selling, general and administrative expenses increased $3.1 million (8%) primarily due to increased marketing, legal, insurance and advertising costs offset, in part, by a gain on the settlement of a supplemental executive retirement plan in 1995. Other operating expenses increased $2.4 million (4%) principally due to increased real estate taxes and special event costs. These increases in operating expenses were offset, in part, by a $3.5 million (11%) decrease in depreciation and amortization expense primarily due to 1994 including accelerated depreciation associated with the aforementioned slot machine upgrade and certain assets becoming fully depreciated in 1994. Operating costs and expenses include allocations from BEC of its overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarter's costs) of $5.0 million and $5.7 million for 1995 and 1994, respectively. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations, subject to changes in circumstances which may warrant modification, in future years.

 Interest expense was $41.7 million in 1995 compared to $42.3 million in 1994, a decrease of $.6 million (1%).

 Effective rates of the provision for income taxes were 44% in 1995 and 40% in 1994. The 1995 and 1994 income tax rates differed from the U.S. statutory tax rate of 35% due principally to state income taxes, net of the related federal income tax benefit. In addition, the provision for income taxes for 1995 was affected by adjustments of prior years' taxes. A reconciliation of the provision for income taxes with amounts determined by applying the U.S. statutory tax rate to income before income taxes, extraordinary item and cumulative effect on prior years of change in accounting for income taxes is included in Notes to consolidated financial statements -- Income taxes.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INDEX


 Reference

 Report of independent auditors. . . . . . . . . . . . . . . . . .        10
 Consolidated balance sheet. . . . . . . . . . . . . . . . . . . .        11
 Consolidated statement of income. . . . . . . . . . . . . . . . .        13
 Consolidated statement of stockholder's equity. . . . . . . . . .        14
 Consolidated statement of cash flows. . . . . . . . . . . . . . .        15
 Notes to consolidated financial statements. . . . . . . . . . . .        17

                 REPORT OF INDEPENDENT AUDITORS



 The Board of Directors and Stockholder
 BALLY'S PARK PLACE, INC.


 We have audited the accompanying consolidated balance sheet of Bally's Park Place, Inc. (an indirect wholly owned subsidiary of Bally Entertainment Corporation) as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bally's Park Place, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 As discussed in the "Summary of significant accounting policies -- Income taxes" note to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.










 ERNST & YOUNG LLP
 Philadelphia, Pennsylvania
 February 7, 1996

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
                   CONSOLIDATED BALANCE SHEET
                         (In thousands)



                                                            December 31
                                                        --------------------
                                                          1995        1994
                                                        --------    --------
                             ASSETS
   Current assets:
     Cash and equivalents. . . . . . . . . . . . .      $ 31,508    $ 13,949
     Receivables -
       Casino and hotel, less allowances of
         $1,490 and $1,167 . . . . . . . . . . . .         3,563       2,936
       Affiliates. . . . . . . . . . . . . . . . .           958         731
       Other . . . . . . . . . . . . . . . . . . .         1,886       2,178
                                                        --------    --------
                                                           6,407       5,845
     Income taxes receivable from Bally
       Entertainment Corporation . . . . . . . . .           ---       5,378
     Inventories . . . . . . . . . . . . . . . . .         2,129       2,228
     Prepaid expenses. . . . . . . . . . . . . . .         1,367       1,748
     Deferred income taxes . . . . . . . . . . . .         8,655       6,972
                                                        --------    --------
                Total current assets . . . . . . .        50,066      36,120

   Property and equipment, at cost:
     Land. . . . . . . . . . . . . . . . . . . . .        90,639      90,745
     Buildings and improvements. . . . . . . . . .       550,419     549,466
     Furniture, fixtures and equipment . . . . . .       156,493     152,323
     Construction in progress. . . . . . . . . . .         5,123         507
                                                        --------    --------
                                                         802,674     793,041
     Accumulated depreciation. . . . . . . . . . .       335,787     309,672
                                                        --------    --------
                Net property and equipment . . . .       466,887     483,369

   Deferred finance costs, less accumulated
     amortization of $3,021 and $1,270 . . . . . .        11,877      13,628
   Casino Reinvestment Development Authority
     investment obligations. . . . . . . . . . . .        13,108      11,681
   Other assets. . . . . . . . . . . . . . . . . .         7,836       1,516
                                                        --------    --------
                                                        $549,774    $546,314
                                                        ========    ========






                          (Continued)

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
                   CONSOLIDATED BALANCE SHEET
               (In thousands, except share data)



                                                            December 31
                                                        --------------------
                                                          1995        1994
                                                        --------    --------
              LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities:
     Accounts payable . . . . . . . . . . . . . . .     $  3,028    $  2,805
     Payable to affiliates. . . . . . . . . . . . .          534         707
     Income taxes payable . . . . . . . . . . . . .        5,681       1,159
     Accrued liabilities -
       Payroll and benefit related. . . . . . . . .       14,095      12,524
       Interest . . . . . . . . . . . . . . . . . .       11,617      11,933
       Other. . . . . . . . . . . . . . . . . . . .       15,397      13,494
     Current maturities of long-term debt . . . . .           49          47
                                                        --------    --------
                Total current liabilities . . . . .       50,401      42,669

   Long-term debt, less current maturities. . . . .      427,554     427,641
   Deferred income taxes. . . . . . . . . . . . . .       41,912      41,306
   Other long-term liabilities. . . . . . . . . . .        9,671      10,725

   Stockholder's equity:
     Common stock, no par value, at stated value,
       3,000 shares authorized, 100 shares
       issued and outstanding . . . . . . . . . . .            1           1
     Additional paid-in capital . . . . . . . . . .       20,235      23,972
     Retained earnings. . . . . . . . . . . . . . .          ---         ---
                                                        --------    --------
                Total stockholder's equity. . . . .       20,236      23,973
                                                        --------    --------
                                                        $549,774    $546,314
                                                        ========    ========















   See accompanying notes.

                   BALLY'S PARK PLACE, INC.
                                (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
                CONSOLIDATED STATEMENT OF INCOME
                         (In thousands)

                                                Years Ended December 31
                                            -------------------------------
                                              1995        1994       1993
                                            --------    --------   --------
   Revenues:
     Casino . . . . . . . . . . . . . .     $356,671    $321,465   $297,688
     Rooms. . . . . . . . . . . . . . .       22,866      24,988     25,019
     Food and beverage. . . . . . . . .       19,828      20,432     20,993
     Other. . . . . . . . . . . . . . .       12,705      10,118      9,107
                                            --------    --------   --------
                                             412,070     377,003    352,807

   Costs and expenses:
     Casino . . . . . . . . . . . . . .      140,040     129,060    117,718
     Rooms. . . . . . . . . . . . . . .        9,751      10,784     10,116
     Food and beverage. . . . . . . . .       17,785      18,995     18,993
     Other operating expenses . . . . .       58,594      56,149     53,060
     Selling, general and
       administrative . . . . . . . . .       39,291      36,240     36,352
     Depreciation and amortization. . .       28,286      31,819     26,581
     Allocations from Bally
       Entertainment Corporation. . . .        4,967       5,659      4,141
                                            --------    --------   --------
                                             298,714     288,706    266,961
                                            --------    --------   --------

   Operating income . . . . . . . . . .      113,356      88,297     85,846
   Interest expense . . . . . . . . . .       41,693      42,260     44,919
                                            --------    --------   --------
   Income before income taxes,
     extraordinary item and cumulative
     effect on prior years of change
     in accounting for income taxes . .       71,663      46,037     40,927
   Provision for income taxes . . . . .       31,200      18,450     18,500
                                            --------    --------   --------
   Income before extraordinary item
     and cumulative effect on prior
     years of change in accounting
     for income taxes . . . . . . . . .       40,463      27,587     22,427
   Extraordinary loss on
     extinguishment of debt . . . . . .          ---     (20,735)       ---
   Cumulative effect on prior years of
     change in accounting for income
     taxes. . . . . . . . . . . . . . .          ---         ---    (11,377)
                                            --------    --------   --------
   Net income . . . . . . . . . . . . .     $ 40,463    $  6,852   $ 11,050
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


                                                                                                 Total
                                              Number                 Additional                  stock-
                                             of shares    Common       paid-in      Retained    holder's
                                              issued       stock       capital      earnings     equity
                                             ---------    -------    ----------     --------    ---------

     Balance at December 31, 1992 . . . . .        100    $     1    $   90,829     $    ---    $  90,830
         Net income . . . . . . . . . . . .        ---        ---           ---       11,050       11,050
         Dividends paid . . . . . . . . . .        ---        ---        (5,650)     (11,050)     (16,700)
                                             ---------    -------    ----------     --------    ---------
     Balance at December 31, 1993 . . . . .        100          1        85,179          ---       85,180

         Net income . . . . . . . . . . . .        ---        ---           ---        6,852        6,852
         Dividends paid . . . . . . . . . .        ---        ---       (61,207)      (6,852)     (68,059)
                                             ---------    -------    ----------     --------    ---------
     Balance at December 31, 1994 . . . . .        100          1        23,972          ---       23,973

         Net income . . . . . . . . . . . .        ---        ---           ---       40,463       40,463
         Dividends paid . . . . . . . . . .        ---        ---        (3,737)     (40,463)     (44,200)
                                             ---------    -------    ----------     --------    ---------
     Balance at December 31, 1995 . . . . .        100    $     1    $   20,235     $    ---    $  20,236
                                             =========    =======    ==========     ========    =========














     See accompanying notes.
/TABLE

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)

                                                Years Ended December 31
                                             ------------------------------
                                               1995       1994       1993
                                             --------   --------   --------
 Operating:
   Income before extraordinary item and
     cumulative effect on prior years of
     change in accounting for income taxes.  $ 40,463   $ 27,587   $ 22,427
   Adjustments to reconcile to cash
     provided-
       Depreciation and amortization. . . .    28,286     31,819     26,581
       Other amortization included in
         interest expense . . . . . . . . .     1,751      1,592      1,712
       Provision for doubtful receivables .     1,365        144        421
       Gain on settlement of supplemental
         executive retirement plan. . . . .    (1,800)       ---        ---
       Deferred income taxes. . . . . . . .    (1,077)     8,735      6,753
       Change in operating assets and
         liabilities. . . . . . . . . . . .     6,087     (1,434)    (8,092)
                                             --------   --------   --------
         Cash provided by operating
           activities . . . . . . . . . . .    75,075     68,443     49,802
 Investing:
   Purchases of property and equipment. . .   (11,760)   (27,906)   (14,436)
   Proceeds from disposals of property
     and equipment. . . . . . . . . . . . .       379        293        750
   Purchases of Casino Reinvestment
     Development Authority investment
     obligations, net . . . . . . . . . . .    (1,850)    (1,444)    (1,350)
                                             --------   --------   --------
       Cash used in investing
           activities . . . . . . . . . . .   (13,231)   (29,057)   (15,036)
 Financing:
   Debt transactions -
     Net repayments under revolving
       credit agreement . . . . . . . . . .       ---     (2,000)    (1,000)
     Repayments to affiliate, net . . . . .       ---        ---    (16,000)
     Proceeds from issuance of long-term
       debt . . . . . . . . . . . . . . . .       ---    425,000        ---
     Repayments of long-term debt . . . . .       (85)  (377,775)    (1,046)
     Debt issuance costs. . . . . . . . . .       ---    (14,898)       ---
                                             --------   --------   --------
         Cash provided by (used in) debt
           transactions . . . . . . . . . .       (85)    30,327    (18,046)
   Equity transactions -
     Dividends paid . . . . . . . . . . . .   (44,200)   (68,059)   (16,700)
                                             --------   --------   --------
         Cash used in financing
           activities . . . . . . . . . . .   (44,285)   (37,732)   (34,746)
                                             --------   --------   --------
 Increase in cash and equivalents . . . . .    17,559      1,654         20
 Cash and equivalents, beginning of
   year . . . . . . . . . . . . . . . . . .    13,949     12,295     12,275
                                             --------   --------   --------
 Cash and equivalents, end of year. . . . .  $ 31,508   $ 13,949   $ 12,295
                                             ========   ========   ========


                          (Continued)
  /TABLE

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                                                Years Ended December 31
                                             ------------------------------
                                               1995       1994       1993
                                             --------   --------   --------
 SUPPLEMENTAL CASH FLOW INFORMATION
   Changes in operating assets and
     liabilities:
       Increase in receivables. . . . . . . $ (1,927)  $     (1)  $ (2,506)
       (Increase) decrease in income
         taxes receivable from Bally
         Entertainment Corporation. . . . .    5,378     (5,378)       ---
       (Increase) decrease in inventories
         and prepaid expenses . . . . . . .      480     (1,117)       279
       (Increase) decrease in other assets.   (6,320)      (280)     3,941
       Increase (decrease) in accounts
         payable, payable to affiliates
         and accrued liabilities. . . . . .    3,208     (4,957)     2,160
       Increase in income taxes payable . .    4,522      9,734      1,374
       Increase (decrease) in other
         long-term liabilities. . . . . . .      746        565    (13,340)
                                            --------   --------   --------
                                            $  6,087   $ (1,434)  $ (8,092)
                                            ========   ========   ========

   Cash payments for interest
     and income taxes:
       Interest paid. . . . . . . . . . . . $ 40,332   $ 44,733   $ 43,278
       Interest capitalized . . . . . . . .      (76)      (342)       (71)
       Income taxes paid (net of refunds) .   22,377      5,359     10,373

   Investing activities exclude the
     following non-cash activity:
       Donation of Casino Reinvestment
         Development Authority investment
         obligations, net . . . . . . . . . $    393   $    245   $    950





















 See accompanying notes.

 Summary of significant accounting policies

 Basis of presentation

 The accompanying consolidated financial statements include the accounts of Bally's Park Place, Inc., a Delaware corporation (the "Company"), which is an indirect wholly owned subsidiary of Bally Entertainment Corporation ("BEC"), and its subsidiaries. The Company owns and operates the casino hotel resort in Atlantic City, New Jersey known as Bally's Park Place Casino Hotel and Tower ("Bally's Park Place"). The Company operates in one industry segment and all significant revenues arise from its casino and supporting hotel operations. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

 The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior years' financial statements to conform with the 1995 presentation.

 Cash equivalents

 The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

 Inventories

 Inventories of provisions and supplies are stated at the lower of cost (first-in, first-out basis) or market, which approximates replacement cost.

 Property and equipment

 Depreciation of property and equipment is provided principally on the straight-line method over the estimated economic lives of the related assets. Depreciation expense was $27,863, $30,742 and $26,581 for 1995, 1994 and 1993,
 respectively.

 Deferred finance costs

 Deferred finance costs are amortized over the terms of the related debt using the bonds outstanding method.

 Fair value of financial instruments

 The fair value of the Company's financial instruments approximates their recorded book values at December 31, 1995 and 1994, excluding the 9 1/4% First Mortgage Notes due 2004 (the "9 1/4% Notes") the fair market value of which based on quoted market prices was $430,379 and $361,250 at December 31, 1995 and 1994, respectively. The fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange.

Revenue recognition

 Casino revenues consist of the net win from gaming activities, which is the difference between gaming wins and losses. Revenues exclude the retail value of complimentary food, beverage and hotel services furnished to customers, which were $42,168, $34,920 and $31,780 for 1995, 1994 and 1993, respectively.
 The estimated costs of providing such complimentary services, which are classified as casino expenses through interdepartment allocations from the departments granting the services, were as follows:

                                                1995        1994       1993
                                              --------    --------   --------
 Rooms...................................     $  6,854    $  5,653   $  4,919
 Food and beverage.......................       22,646      19,818     17,449
 Other...................................        1,148         892        513
                                               --------    --------   --------
                                              $ 30,648    $ 26,363   $ 22,881
                                               ========    ========   ========

 Income taxes

 Taxable income or loss of the Company is included in the consolidated federal income tax return of BEC. Under agreements between the Company, BEC and Bally's Casino Holdings, Inc. ("Casino Holdings"), income taxes are allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company receives credit from BEC for the tax benefit of the Company's net operating losses and tax credits, if any, that can be utilized in BEC's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by the Company on a separate consolidated federal income tax return basis. Payments to BEC for tax liabilities are due at such time and in such amounts as payments are required to be made to the Internal Revenue Service. Payments from BEC for tax benefits are due at the time BEC files the applicable consolidated federal income tax return.

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

 Casino licensing

 In June 1994, the New Jersey Casino Control Commission (the "CCC") renewed the Company's casino license to operate Bally's Park Place through June 1996. A New Jersey casino license is not transferable and must be renewed by filing an application.

 Casino Reinvestment Development Authority investment obligations

 The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1 1/4% of their gross gaming revenues in lieu of an investment alternative tax equal to 2 1/2% of gross gaming revenues.
 The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the New Jersey Casino Reinvestment Development Authority (the "CRDA"). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to fifty years and bear interest at below market rates. The Company records a charge to operations when it deposits funds with the CRDA to reflect the estimated realizable value of its CRDA investment obligations and these charges totaled $2,107, $2,604 and $2,059 in 1995, 1994 and 1993, respectively.

 Allocations from BEC and transactions with related parties

 BEC allocates costs to the Company consisting of the Company's allocable share of BEC's corporate overhead including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs. While the Company does not obtain a measurable direct benefit from these allocated costs, management believes that the Company receives an indirect benefit from BEC's oversight. BEC's method for allocating costs is designed to apportion the majority of its operating costs to its subsidiaries and is generally based upon many subjective factors including various measures of operational size and extent of BEC's oversight requirements. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations in future years. Because of BEC's controlling relationship with the Company and the allocation of certain BEC costs, the operating results of the Company could be significantly different if the Company operated autonomously. In addition, certain of the Company insurance coverage is obtained by BEC pursuant to corporate-wide programs. In these circumstances, BEC charges the Company its proportionate share of the respective insurance premiums.

 Certain executive officers of the Company function in a similar capacity for certain other BEC subsidiaries and exercise decision-making and operational authority over these entities. No allocation of cost is made from the Company to these BEC subsidiaries for these executive officers as management deems the
 direct allocable cost to be immaterial.   In addition, certain administrative
 and support operations of the Company and GNOC, CORP. (a wholly owned subsidiary of BEC which owns and operates the casino hotel resort in Atlantic City known as the "The Grand"), are consolidated, including limousine services, legal services and purchasing. Costs of these operations are allocated to or from the Company either directly or using various formulas based on estimates of utilization of such services. On a net basis, allocations to The Grand were $357, $99 and $1,096 in 1995, 1994 and 1993, respectively, which management believes were reasonable. The Company also leases surface area parking lots to The Grand, and rental income was $696 in each of 1995, 1994 and 1993.

 The Company and The Grand have a cash management arrangement whereby The Grand has advanced excess funds to the Company which the Company used to reduce the outstanding balance under its revolving credit agreement. The Company paid interest monthly on these advances (at the prime rate of its agent bank) which totaled $432 in 1993. No amounts were advanced during 1995 or 1994.










 Long-term debt

                                                             December 31
                                                        ---------------------
                                                          1995        1994
                                                        ---------   ---------
 9 1/4% Notes...................................        $ 425,000   $ 425,000
 Other secured and unsecured debt...............            2,603       2,688
                                                        ---------   ---------
 Total long-term debt...........................          427,603     427,688
 Less current maturities........................               49          47
                                                        ---------   ---------
 Long-term debt, less current maturities........        $ 427,554   $ 427,641
                                                        =========   =========

 In 1994, the Company issued $425,000 principal amount of the 9 1/4% Notes.
 The 9 1/4% Notes are not subject to any sinking fund requirement, but may be redeemed beginning March 1999, in whole or in part, with premiums ranging from 4.5% in 1999 to zero in 2002 and thereafter. In addition, on or before March 15, 1997, a portion of the 9 1/4% Notes may be redeemed at a premium of 9.25% out of the proceeds of one or more public equity offerings by the Company or Casino Holdings if such offerings were to occur, provided that at least $100,000 principal amount of the 9 1/4% Notes remains outstanding after the redemption. The 9 1/4% Notes are secured by a first mortgage on and security interest in substantially all property and equipment of the Company. The Company used the net proceeds from the sale of the 9 1/4% Notes to retire and defease its 11 7/8% First Mortgage Notes due 1999 (the "11 7/8% Notes") and pay dividends of $30,214. The retirement and defeasance of the 11 7/8% Notes resulted in an extraordinary loss of $20,735, net of an income tax benefit of $14,137.

 In February 1996, the Company amended its revolving credit facility to increase the available credit line from $50,000 to $65,000 and extend the expiration date to December 31, 1998. The revolving credit facility provides for interest on borrowings payable, at the Company's option, at the agent bank's prime rate or the LIBOR rate plus 2%, each of which increases as the balance outstanding increases. The credit facility is secured by a pari passu lien on the collateral securing the 9 1/4% Notes. The Company pays a fee of 1/2% on the unused commitment and the entire amount was unused at December 31, 1995.

 The indenture for the 9 1/4% Notes and the $50,000 revolving credit facility impose restrictions on the Company's ability to incur debt and issue preferred stock, make acquisitions and certain restricted payments, create liens, sell assets or enter into transactions with affiliates. The $50,000 revolving credit facility is, in certain circumstances, more restrictive than the indenture for the 9 1/4% Notes. The indenture for the 9 1/4% Notes and the $50,000 revolving credit facility also limit dividends paid by the Company which are not paid pursuant to a net income test (generally limited to 50% of aggregate consolidated net income, as defined, earned since April 1, 1994) to $50,000 in aggregate, of which $25,000 was paid in each of 1995 and 1994. At December 31, 1995, $3,090 was available to be paid as dividends pursuant to the net income test.

 The Company has no signficant maturities of long-term debt before March 2004.


 Income taxes

 The provision for income taxes applicable to income before income taxes, extraordinary item and cumulative effect on prior years of change in accounting for income taxes consists of the following:

                                            1995         1994         1993
                                          --------     --------     --------
 Current:
   Federal..........................      $ 25,481     $  5,217     $  9,792
   State............................         6,796        4,498        1,955
                                          --------     --------     --------
                                            32,277        9,715       11,747

 Deferred:
   Federal..........................        (1,159)       9,583        4,627
   State............................            82         (848)       2,126
                                          --------     --------     --------
                                            (1,077)       8,735        6,753
                                          --------     --------     --------
                                          $ 31,200     $ 18,450     $ 18,500
                                          ========     ========     ========

 Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994, along with their classification, are as follows:

                                      1995                      1994
                               --------------------      --------------------
                                 Assets  Liabilities       Assets  Liabilities
                                -------  -----------      -------  -----------
 Expenses which are not
   currently deductible
   for tax purposes:
     Bad debts...............  $   620      $   ---      $   484      $   ---
     Deferred compensation
       and pension...........    4,066          ---        4,038          ---
     CRDA investment
       obligation............    3,342          ---        4,156          ---
     Other...................    8,132          ---        6,569          ---
 Depreciation and
   capitalized costs.........      ---       41,763          ---       40,508
 Other, net..................      ---        7,654          ---        9,073
                               -------      -------      -------      -------
                               $16,160      $49,417      $15,247      $49,581
                               =======      =======      =======      =======

 Current.....................  $ 8,655      $   ---      $ 6,972      $   ---
 Long-term...................    7,505       49,417        8,275       49,581
                               -------      -------      -------      -------
                               $16,160      $49,417      $15,247      $49,581
                               =======      =======      =======      =======




 A reconciliation of the provision for income taxes with amounts determined by applying the U.S. statutory tax rate to income before income taxes, extraordinary item and cumulative effect on prior years of change in accounting for income taxes is as follows:

                                                  1995      1994      1993
                                                -------   -------   -------

 Provision at U.S. statutory tax rate (35%)...  $25,082   $16,113   $14,324
 Add (deduct):
   State income taxes, net of related
     federal income tax benefit...............    4,472     2,376     2,647
   Prior years' taxes.........................    1,367       ---     1,107
   Effect of change in state (1994) and
     U.S. (1993) statutory tax rates on
     deferred tax balances....................      ---      (171)      427
   Other, net.................................      279       132        (5)
                                                -------   -------   -------
 Provision for income taxes...................  $31,200   $18,450   $18,500
                                                =======   =======   =======

 Retirement and stock plans

 The Company has defined contribution plans that provide retirement benefits for eligible non-union employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plans. Employee contributions to the plans, up to certain limits, are matched in various percentages by the Company. In addition, one plan has profit sharing features, with discretionary Company contributions allocable based on eligible employee compensation. The expense for such plans was $3,362, $3,101 and $3,129 for 1995, 1994 and 1993, respectively.

 Certain employees of the Company are covered by union-sponsored, collectively bargained, multi-employer defined benefit pension plans. The contributions and charges to expense for these plans were $631, $638 and $583 in 1995, 1994 and 1993, respectively.

 Eligible employees of the Company may also participate in BEC's Employee Stock Purchase Plan, which provides participating employees the opportunity to purchase (through payroll deductions) shares of BEC common stock at a price equal to 85% of the fair market value of the stock at specified dates. In addition, certain officers and key employees of the Company participate in the 1989 Incentive Plan of BEC, pursuant to which BEC has granted these individuals options (generally becoming exercisable in three equal annual installments commencing one year after the date of grant) to purchase BEC common stock at a price equal to the fair market value of the stock at the date of grant. No expense has been recorded by the Company in connection with these plans because they are noncompensatory.

 During 1995, the Company terminated its noncontributory supplemental executive retirement plan (the "SERP") for certain key executives, whereby the Company generally settled its obligations with respect thereto by making a payment to one of the defined contribution plans described above. As a result of this settlement, the Company recognized a gain of $1,800 in 1995. The net periodic pension cost for the SERP in 1994 and 1993 was $949 and $3,090, respectively.




 Guarantee

 At December 31, 1995, the Company was contingently liable for the guarantee of payments (up to $35,300) in the event certain affiliates fail to make required payments pursuant to various contractual obligations.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Item 9 is inapplicable.


                           PART III


     Part III is omitted pursuant to General Instruction J of Form 10-K.


                            PART IV


 ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a) 1.  Index to Financial Statements.

                                                                   Reference

 Report of independent auditors . . . . . . . . . . . . . . . . . .    10

 Consolidated balance sheet at December 31, 1995 and 1994 . . . . .    11

 For each of the three years in the period ended December 31, 1995:

   Consolidated statement of income . . . . . . . . . . . . . . . .    13

   Consolidated statement of stockholder's equity . . . . . . . . .    14

   Consolidated statement of cash flows . . . . . . . . . . . . . .    15

 Notes to consolidated financial statements . . . . . . . . . . . .    17

      2.  Index to Financial Statement Schedules.

 Schedule II    Valuation and qualifying accounts for each of
                the three years in the period ended December 31,
                1995. . . . . . . . . . . . . . . . . . . . . . . .    28


 All other schedules specified under Regulation S-X are omitted because they are not applicable, not required under the instructions or all information required is set forth in the Notes to consolidated financial statements.


      3.  Index to Exhibits.


  *3.1Restated Certificate of Incorporation of the Company. **3.2Amended and Restated By-laws of the Company.
 **3.3Certificate of Incorporation of Bally's Park Place Funding, Inc. **3.4Amended and Restated By-laws of Bally's Park Place Funding, Inc.
  *3.5Amended and Restated Certificate of Incorporation of Bally's
     Park Place-New Jersey.
  *3.6Amended and Restated By-laws of Bally's Park Place-New Jersey. *4.1Form of Indenture governing 11 7/8% First Mortgage Notes due
     1999 of Bally's Park Place Funding, Inc.
  *4.1.1Form of First Mortgage Note.






  *4.1.2Form of Guaranty of the Company.
 **4.2Form of Indenture governing 9 1/4% First Mortgage Notes due 2004 of Bally's Park Place Funding, Inc.
 **4.2.1Form of Note (included as part of Article II of the Indenture). **4.2.2Form of Guaranty of the Company of the Notes (included as part of Article II of the Indenture).
 ***10(i).1Intercorporate Agreement dated as of June 24, 1993 among Casino
     Holdings, Bally's Park Place-New Jersey and BEC.
 ***10(i).2Tax Sharing Agreement dated as of June 17, 1993 between BEC and Casino Holdings.
 ***10(i).3Tax Sharing Agreement dated as of June 17, 1993 between BEC and
     Bally's Park Place-New Jersey.
   *10(i).4Amended and Restated Loan Agreement dated as of June 30, 1992 among Bally's Park Place-New Jersey, the Company, Bally's Park
     Place Realty Co. ("Realty Co."), and the Senior Lender, as agent and the other banks named therein governing the existing credit facility (filed as an exhibit to the Annual Report on Form 10-K for the Company for the year ended December 31, 1992).
  **10(i).5Form of Mortgage and Security Agreement with Assignment of Rents among Bally's Park Place-New Jersey, Realty Co., Bally's
 Park Place Funding, Inc. and First Bank.
  **10(i).6Form of Assignment of Leases and Rents among Bally's Park Place-
     New Jersey, Realty Co. and First Bank.
  **10(i).7Form of Note Pledge Agreement among Bally's Park Place-New
     Jersey, Bally's Park Place Funding, Inc. and First Bank.
  **10(i).8Form of Note.
  **10(i).9Form of Intercreditor Agreement.
   *10(i).10Mortgage and Security Agreement with Assignment of Rents dated
     August 31, 1989 among Bally's Park Place-New Jersey, Realty Co.,
     Bally's Park Place Funding, Inc. and First Fidelity Bank. *10(i).11Assignment of Leases and Rents dated August 31, 1989 among
     Bally's Park Place-New Jersey, Realty Co. and First Fidelity
     Bank.
   *10(i).12Note Pledge Agreement dated August 31, 1989 among Bally's Park
     Place-New Jersey, Realty Co. and First Fidelity Bank. *10(i).13$350,000,000 Note dated August 31, 1989.
 ****10(i).14Loan and Guaranty Agreement dated March 8, 1994 among the
     Company, Bally's Park Place-New Jersey, Realty Co. and First Fidelity Bank, as agent and lender and Midlantic National
     Bank as lender.
 *****10(i).15First Amendment to Credit and Guaranty Agreement dated as of December 5, 1994 among the Company, Bally's Park Place-New
     Jersey, Realty Co. and First Fidelity Bank, as agent and lender and Midlantic National Bank as lender.
 *****10(i).16Guaranty of the Company to Arthur Goldberg in an amount up to
     $10,000,000.
    10(i).17Amended and Restated Credit and Guaranty Agreement dated as of February 27, 1996 among Bally's Park Place-New Jersey, the Company, Realty Co., First Union National Bank as agent and lender, Midlantic Bank, National Association and La Salle National Bank as lenders. 10(i).18Modification of Mortgage and Assignment of Leases dated as of February 27, 1996 among Bally's Park Place-New Jersey, Realty Co., and First Union National Bank.
     10(i).19Mortgage and Security Agreement with Assignment of Rents dated as of February 27, 1996 among Bally's Park Place-New Jersey and First Union National Bank.
     10(i).20Assignment of Leases and Rents dated as of February 27, 1996 among Bally's Park Place-New Jersey and First Union National Bank.
     10(i).21Form of Tranche A Note.






    10(i).22Form of Tranche B Note.
    10(i).23Form of Modification to Intercreditor Agreement dated as of February 15, 1996.
    *10(ii).1Lease Agreement dated June 8, 1977, between Bally's Park Place - New Jersey and the Palley Blatt Company respecting the
    Marlborough-Blenheim Hotel Property (filed as an exhibit to the Company's Registration Statement on Form S-1, Registration No.
    2-65017).
  *10(ii).2Letter dated April 27, 1979, from Bally's Park Place-New Jersey to Alexander K. Blatt and Norman Palley, as Trustees, agreeing to the purchase and modification of the First Peoples National
    Bank of New Jersey's $4,000,000 mortgage loan to the Palley
    Blatt Company (filed as an exhibit to the Company's Registration
    Statement on Form S-1, Registration No. 2-65017).
  *10(iii).1Retirement and Separation Agreement dated January 8, 1993 between BEC, Bally's Park Place-New Jersey and Richard Gillman
    (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).
  *10(iii).2Split-Dollar Life Insurance Agreements and Collateral
    Assignments by and among the Company, Bally's Park Place-New
    Jersey, Richard Gillman and Scott Gillman dated February 1,
    1985.
  *10(iii).3Split-Dollar Life Insurance Agreements and Collateral
    Assignments by and among the Company, Bally's Park Place-New
    Jersey, Richard Gillman and Marc Gillman dated February 1, 1985. *10(iii).4Supplemental Executive Retirement Plan of Bally's Park Place-New
    Jersey effective as of January 1, 1987.
  *10(iii).5Group Travel Accident Policy between Bally's Park Place-New
    Jersey and Hartford Insurance Group effective February 5, 1988. *10(iv).1Employment Agreement dated as of November 1, 1990, as amended, between BEC and Arthur Goldberg (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December
    31, 1991).
  *10(iv).1.1First Amendment to Employment Agreement effective as of November
    1, 1991 between BEC and Arthur Goldberg (filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended
    December 31, 1992).
 **10(iv).1.2Second Amendment to Employment Agreement effective September 29,
    1993 between BEC and Arthur Goldberg.
******10(iv).1.3Third Amendment to Employment Agreement dated as of May 16, 1995 between BEC and Arthur Goldberg.
***10(iv).2Employment Agreement effective as of January 1, 1993 between BEC and Wallace R. Barr.
   10(iv).2.1Employment Agreement effective as of January 1, 1995 between Bally's Park Place-New Jersey and Wallace R. Barr.
***10(iv).3Employment Agreement effective as of July 1, 1992 between BEC and Robert Conover.
   10(iv).3.1Employment Agreement effctive as of January 1, 1995 between Bally's Park Place-New Jersey and Robert Conover.
 **10(iv).4Severance Agreement effective as of March 1, 1993 between
   Bally's Park Place-New Jersey and C. Patrick McKoy.
   10(iv).4.1Employment Agreement effective January 1, 1996 between Bally's Park Place-New Jersey and C. Patrick McKoy.
***10(iv).5Settlement Agreement and Release dated July 30, 1993 between
    Bally's Park Place-New Jersey and Charles Tannenbaum.
   10(iv).6Employment Agreement effective January 1, 1996 between Bally's Park Place-New Jersey and Ken Condon.

 **21Subsidiaries of Bally's Park Place-New Jersey.

   27Financial Data Schedule.  (Filed electronically only.)








 *Incorporated herein by reference and filed as an exhibit to Bally Park Place Funding, Inc.'s Registration Statement on Form S-1, Registration No. 33-26464, unless otherwise indicated.

 **Incorporated herein by reference and filed as an exhibit to Bally's Park Place Funding, Inc.'s Registration Statement on Form S-1, Registration No. 33-51765.

 ***Incorporated herein by reference and filed as an exhibit to Bally's Casino Holdings, Inc.'s Registration Statement on Form S-1, Registration No. 33-654438.

 ****Incorporated herein by reference and filed as an exhibit to Bally's Park Place, Inc.'s 1993 Annual Report on Form 10-K.

 *****Incorporated herein by reference and filed as an exhibit to Bally's Park Place, Inc.'s 1994 Annual Report on Form 10-K.

 ******Incorporated herein by reference and filed as an exhibit to Annual Report on Form 10-K, File No. 1-7244 for the fiscal year ended December 31,
 1995.
                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
                                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
          Years Ended December 31, 1995, 1994 and 1993
                         (In thousands)


                                  Additions
                             --------------------
                 Balance at  Charged to   Charged                 Balance at
                 beginning   costs and    to other                  end of
  Description    of period    expenses    accounts   Deductions     period
  -----------    ----------  ---------    --------   ----------   ----------
 Allowance for
   doubtful
   receivables:

   1995. . . . .   $1,167     $1,365       $  ---      $1,042      $1,490
                   ======     ======       ======      ======      ======

   1994. . . . .   $1,265     $  144       $  ---      $  242      $1,167
                   ======     ======       ======      ======      ======

   1993. . . . .   $1,800     $  421       $  ---      $  956      $1,265
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



                                            Bally's Park Place, Inc.


 Dated:  March 29, 1996                     /s/ Joseph A. D'Amato
                                      ---------------------------------
                                              Joseph A. D'Amato
                                         Vice President and Treasurer
                                     (principal financial and accounting
                                                  officer)


 Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts, all of which taken together, shall constitute a single document.



 Dated:  March 29, 1996                     /s/ Arthur M. Goldberg
                                      ---------------------------------
                                              Arthur M. Goldberg
                                            Chairman of the Board,
                                           Chief Executive Officer
                                                and Director
                                        (principal executive officer)


 Dated:  March 29, 1996                    /s/ Wallace R. Barr
                                      ---------------------------------
                                               Wallace R. Barr
                                          President, Chief Operating
                                             Officer and Director


 Dated:  March 29, 1996                    /s/ Joseph A. D'Amato
                                      ---------------------------------
                                              Joseph A. D'Amato
                                         Vice President and Treasurer
                                     (principal financial and accounting
                                                  officer)


 Dated:  March 29, 1996                    /s/ Lee S. Hillman
                                      ---------------------------------
                                               Lee S. Hillman
                                                  Director


 Dated:  March 29, 1996                    /s/ J. Kenneth Looloian
                                      ---------------------------------
                                             J. Kenneth Looloian
                                                  Director