Form 10-Q
period 1996-03-31
BALLYS PARK PLACE INC
filed 1996-05-15
CIK 311359

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 (Mark One)

 {X} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1996

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

 Yes  X    No

 At April 30, 1996, all 100 outstanding shares of the registrant's common stock were held by Bally's Casino Holdings, Inc., an indirect wholly owned subsidiary of Bally Entertainment Corporation.

 The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)



                             INDEX

                                                                    Page
                                                                   Number

 PART I.   FINANCIAL INFORMATION:


   Item 1.  Financial Statements

        Condensed Consolidated Balance Sheet (Unaudited)
           March 31, 1996 and December 31, 1995 . . . . . . . . . .   1

        Consolidated Statement of Income (Unaudited)
           Three Months Ended March 31, 1996 and 1995 . . . . . . .   2

        Consolidated Statement of Cash Flows (Unaudited)
           Three Months Ended March 31, 1996 and 1995 . . . . . . .   3

        Notes to Condensed Consolidated Financial
           Statements (Unaudited) . . . . . . . . . . . . . . . . .   5


   Item 2.  Management's Discussion and Analysis of Results of
              Operations. . . . . . . . . . . . . . . . . . . . . .   7


 PART II.  OTHER INFORMATION:


   Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .   9


 SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (In thousands)
                          (Unaudited)

                                                    March 31,   December 31,
                                                       1996         1995
                                                    ---------   -----------
                      ASSETS
   Current assets:
     Cash and equivalents. . . . . . . . . . . .    $ 26,917     $ 31,508
     Receivables, less allowances
        of $1,424 and $1,490. . . . . .  . . . .       8,944        6,407
     Inventories . . . . . . . . . . . . . . . .       2,014        2,129
     Prepaid expenses. . . . . . . . . . . . . .       3,674        1,367
     Deferred income taxes . . . . . . . . . . .       8,579        8,655
                                                    --------     --------
      Total current assets . . . . . . . . . . .      50,128       50,066

   Property and equipment, less accumulated
     depreciation of $342,646 and $335,787 . . .     465,455      466,887
   Deferred finance costs, less accumulated
     amortization of $2,970 and $3,021 . . . . .      11,999       11,877
   Casino Reinvestment Development Authority
     investment obligations. . . . . . . . . . .      12,373       13,108
   Other assets. . . . . . . . . . . . . . . . .       8,492        7,836
                                                    --------     --------
                                                    $548,447     $549,774
                                                    ========     ========

      LIABILITIES AND STOCKHOLDER'S EQUITY

   Current liabilities:
     Accounts payable. . . . . . . . . . . . . .    $  1,492     $  3,028
     Payable to affiliates . . . . . . . . . . .       1,041          534
     Income taxes payable. . . . . . . . . . . .      13,648        5,681
     Accrued liabilities . . . . . . . . . . . .      29,117       41,109
     Current maturities of long-term debt. . . .          50           49
                                                    --------     --------
      Total current liabilities. . . . . . . . .      45,348       50,401

   Long-term debt, less current maturities . . .     427,540      427,554
   Deferred income taxes . . . . . . . . . . . .      38,628       41,912
   Other long-term liabilities . . . . . . . . .       9,682        9,671

   Stockholder's equity:
     Common stock  . . . . . . . . . . . . . . .           1            1
     Additional paid-in capital. . . . . . . . .      20,235       20,235
     Retained earnings . . . . . . . . . . . . .       7,013          ---
                                                    --------     --------
      Total stockholder's equity . . . . . . . .      27,249       20,236
                                                    --------     --------
                                                    $548,447     $549,774
                                                    ========     ========

   See accompanying notes.



                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
               CONSOLIDATED STATEMENT OF INCOME
                        (In thousands)
                          (Unaudited)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                  1996          1995
                                                --------      --------
   Revenues:
     Casino . . . . . . . . . . . . . . . .     $ 82,274      $ 80,640
     Rooms. . . . . . . . . . . . . . . . .        4,351         4,551
     Food and beverage. . . . . . . . . . .        4,319         4,302
     Other. . . . . . . . . . . . . . . . .        3,153         2,806
                                                --------      --------
                                                  94,097        92,299

   Costs and expenses:
     Casino . . . . . . . . . . . . . . . .       36,125        33,614
     Rooms. . . . . . . . . . . . . . . . .        2,211         2,285
     Food and beverage. . . . . . . . . . .        3,883         3,956
     Other operating expenses . . . . . . .       14,677        14,091
     Selling, general and administrative. .        6,698         7,627
     Depreciation and amortization. . . . .        6,897         6,941
     Allocations from Bally Entertainment
       Corporation. . . . . . . . . . . . .          987         1,485
                                                --------      --------
                                                  71,478        69,999
                                                --------      --------

   Operating income . . . . . . . . . . . .       22,619        22,300
   Interest expense . . . . . . . . . . . .       10,307        10,397
                                                --------      --------

   Income before income taxes . . . . . . .       12,312        11,903
   Provision for income taxes   . . . . . .        5,299         5,000
                                                --------      --------
   Net income . . . . . . . . . . . . . . .     $  7,013      $  6,903
                                                ========      ========














    See accompanying notes./TABLE

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                                 (Unaudited)

                                              Three Months Ended March 31,
                                              ----------------------------
                                                   1996          1995
                                                 --------      --------
 Operating:
   Net income . . . . . . . . . . . . . . . .    $  7,013      $  6,903
   Adjustments to reconcile to cash provided-
     Depreciation and amortization. . . . . .       6,897         6,941
     Other amortization included in interest
       expense. . . . . . . . . . . . . . . .         378           399
     Provision for doubtful receivables . . .         163           214
     Deferred income taxes. . . . . . . . . .      (3,208)          951
     Change in operating assets and
       liabilities. . . . . . . . . . . . . .     (10,591)       (7,396)
                                                 --------      --------
         Cash provided by operating activities        652         8,012

 Investing:
   Purchases of property and equipment  . . .      (5,465)       (3,080)
   Casino Reinvestment Development Authority
     investment obligations, net  . . . . . .         735          (506)
                                                 --------      --------
         Cash used in investing activities. .      (4,730)       (3,586)

 Financing:
   Debt transactions -
     Repayments of long-term debt . . . . . .         (13)          (13)
     Debt refinancing costs . . . . . . . . .        (500)          ---
                                                 --------      --------
         Cash used in debt transactions . . .        (513)          (13)
   Equity transactions -
     Dividend paid  . . . . . . . . . . . . .         ---        (2,000)
                                                 --------      --------
         Cash used in financing activities. .        (513)       (2,013)
                                                 --------      --------
 Increase (decrease) in cash and equivalents.      (4,591)        2,413
 Cash and equivalents, beginning of period. .      31,508        13,949
                                                 --------      --------
 Cash and equivalents, end of period. . . . .    $ 26,917      $ 16,362
                                                 ========      ========

                          (Continued)









                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)
                                 (Unaudited)

                                              Three Months Ended March 31,
                                              ---------------------------
                                                   1996         1995
                                                 --------     --------
 SUPPLEMENTAL CASH FLOWS INFORMATION
  Changes in operating assets and liabilities:
     (Increase) decrease in receivables . . . .  $ (2,700)    $    657
     Decrease in income taxes receivable
       from Bally Entertainment Corporation . .       ---        3,068
     Decrease in inventories. . . . . . . . . .       115           70
     (Increase) decrease in prepaid expenses
       and other assets . . . . . . . . . . . .    (2,963)         112
     Decrease in accounts payable, payable to
       affiliates and accrued liabilities . . .   (13,021)      (9,836)
     Increase in income taxes payable . . . . .     7,967           41
     Increase (decrease) in other long-term
       liabilites . . . . . . . . . . . . . . .        11       (1,508)
                                                 --------     --------
                                                 $(10,591)    $ (7,396)
                                                 ========     ========


   Cash payments for interest and income taxes:
     Interest paid. . . . . . . . . . . . . . .  $ 19,804     $ 19,813
     Interest capitalized . . . . . . . . . . .       (98)         (11)
     Income taxes paid (net of refunds) . . . .       540          940






















 See accompanying notes.

                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands)
                          (Unaudited)

 Basis of presentation
 The accompanying condensed consolidated financial statements include the accounts of Bally's Park Place, Inc., a Delaware corporation (the "Company"), which is an indirect wholly owned subsidiary of Bally Entertainment Corporation ("BEC"), and its subsidiaries. The Company owns and operates the casino hotel resort in Atlantic City, New Jersey known as "Bally's Park Place Casino-Resort." The Company operates in one industry segment and all significant revenues arise from its casino and supporting hotel operations. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 1996, and its consolidated statements of income and cash flows for the three months ended March 31, 1996 and 1995. All such adjustments were of a normal recurring nature.

 The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 1996 presentation.

 Seasonal factors

 The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

 Allocations from BEC and transactions with related parties

 BEC allocates costs to the Company consisting of the Company's allocable share of BEC's corporate overhead including executive salaries and benefits, public company reporting costs and other corporate headquarter's costs. While the Company does not obtain a measurable direct benefit from these allocated costs, management believes that the Company receives an indirect benefit from BEC's oversight. BEC's method for allocating costs is designed to apportion the majority of its operating costs to its subsidiaries and is generally based upon many subjective factors including various measures of operational size and extent of BEC's oversight requirements. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations in future years. Because of BEC's controlling relationship with the Company and the allocation of certain BEC costs, the operating results of the Company could be significantly different if the Company operated autonomously. In addition, certain of the Company's insurance coverage is obtained by BEC pursuant to corporate-wide programs. In these circumstances, BEC charges the Company its proportionate share of the respective insurance premiums.

                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands)
                           (Unaudited)
 Certain executive officers of the Company function in a similar capacity for certain other BEC subsidiaries and exercise decision-making and operational authority over these entities. No allocation of cost is made from the Company to these BEC subsidiaries for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of the Company and GNOC, CORP. (a wholly owned subsidiary of BEC which owns and operates the casino hotel resort in Atlantic City known as the "The Grand"), are consolidated, including limousine services, legal services and purchasing. Costs of these operations are allocated to or from the Company either directly or using various formulas based on estimates of utilization of such services. On a net basis, allocations to The Grand were $108 and $61 for the three months ended March 31, 1996 and 1995, respectively, which management believes were reasonable. The Company also leases land to The Grand, and rental income was $174 for each of the three month periods ended March 31, 1996 and 1995.

 Long-term debt

 The indenture for the 9 1/4% First Mortgage Notes due 2004 (the "Notes") and the $65,000 revolving credit facility (the entire amount was unused at March 31, 1996) impose restrictions on the Company's ability to incur debt and issue preferred stock, make acquisitions and certain restricted payments, create liens, sell assets or enter into transactions with affiliates. The revolving credit facility is, in certain circumstances, more restrictive than the indenture for the Notes. Also, the indenture for the Notes and the revolving credit facility presently limit the payment of dividends by the Company to 50% of aggregate consolidated net income (as defined) earned since April 1, 1994. At March 31, 1996, $6,597 was available to be paid as dividends.

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

 Guarantee

 At March 31, 1996, the Company was contingently liable for the guarantee of payments (up to $34,200) in the event certain affiliates fail to make required payments pursuant to various contractual obligations.



                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

 Comparison of the Three Months Ended March 31, 1996 and 1995

 Revenues of the Company for the three months ended March 31, 1996 were $94.1 million compared to $92.3 million for the 1995 period, an increase of $1.8 million (2%) primarily due to a $1.6 million (2%) increase in casino revenues. Slot revenues increased $2.1 million (4%) due to a 6% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 8.6% in 1995 to 8.4% in 1996. On average, the Company had 89 (4%) more slot machines for the three months ended March 31, 1996 compared to the same period in 1995. Slot revenues approximated 70% of the Company's casino revenues in 1996 compared to 69% in 1995. Table game revenues, excluding poker, decreased $.4 million (2%) due to a reduction in the hold percentage from 16.7% in 1995 to 16.3% in 1996 offset, in part, by a 1% increase in the drop (amount wagered). Other casino revenues decreased $.1 million (5%).

 Atlantic City casino revenues (excluding poker, horse race simulcasting and keno) for the three months ended March 31, 1996 increased approximately 4% from 1995 due to a 7% increase in table game revenues and a 3% increase in slot revenues. The revenue increase during the first quarter of 1996 occurred despite severe weather in the northeastern United States. Since March 31, 1995, the number of slot machines in Atlantic City increased approximately 7% and the number of table games, excluding poker tables, increased approximately 5%. Slot revenues approximated 68% of total casino revenues in Atlantic City for 1996 and 1995. Management believes that the expansion of several casino hotel facilities in Atlantic City, which includes additional hotel rooms and slot machines, has caused and will continue to cause intense promotional efforts to attract slot players as both the Company and its competitors continue to seek to expand their share of slot revenues and maximize the utilization of their slot machines. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may decline further. In addition, proposals for several new casino hotel resorts were recently announced for the marina district in Atlantic City and, if and when such resorts are opened, capacity and competition will further increase. However, management believes Bally's Park Place Casino-Resort is well-positioned to compete for additional casino revenues in the Atlantic City market through the attractive promotional gaming programs and special events it offers, and because of the appearance and comfort of its gaming space and hotel accomodations. During the first quarter of 1995, the Company completed a slot machine upgrade, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors, and reconfigured its slot machine layout, adding slot stools and increasing aisle space. In addition, the Company broke ground in April 1996 for construction of a western-themed casino complex on approximately 4 acres of Boardwalk property it owns adjacent to Bally's Park Place Casino-Resort. The complex is presently planned to include approximately 75,000 square feet of casino space and cost between $80 and $100 million, with completion anticipated in mid-1997. The planned expansion is subject to various governmental approvals and delays inherent with construction projects.

 Operating income of the Company for the three months ended March 31, 1996 was $22.6 million compared to $22.3 million for the 1995 period, an increase of $.3 million (1%) as the aforementioned revenue increase was offset, in part, by a 2% increase in operating expenses. Casino expenses increased $2.5 million (7%) due primarily to expanded promotional efforts. Selling, general and administrative expenses decreased $.9 million (12%) primarily due to an


                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

 increase in the estimated realizable value of certain funds on deposit with the Casino Reinvestment Development Authority in the first quarter of 1996 resulting from the completion of additional hotel rooms in years prior to 1996. Operating costs and expenses include allocations from BEC of its overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarter's costs) of $1.0 million and $1.5 million for the three months ended March 31, 1996 and 1995, respectively. Management of BEC believes that the methods used to allocate these costs are reasonable and expects similar allocations, subject to changes in circumstances which may warrant modification, in future years.

 For the three months ended March 31, 1996 and 1995, the effective rates of the income tax provision varied from the U.S. statutory tax rate (35%) due principally to state income taxes.

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








 Dated: May 15, 1996