Form 10-Q
period 1996-06-30
BALLYS PARK PLACE INC
filed 1996-08-09
CIK 311359

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 (Mark One)

 {X} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
   Exchange Act of 1934 for the period ended June 30, 1996.

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

 Yes  X    No

 At July 31, 1996, all 100 outstanding shares of the registrant's common stock were held by Bally's Casino Holdings, Inc., an indirect wholly owned subsidiary of Bally Entertainment Corporation.

 The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)



                             INDEX

                                                                    Page
                                                                   Number

 PART I.   FINANCIAL INFORMATION:


   Item 1.  Financial Statements

        Condensed Consolidated Balance Sheet (Unaudited)
           June 30, 1996 and December 31, 1995 . . . . . . . . . .   1

        Consolidated Statement of Income (Unaudited)
           Six Months Ended June 30, 1996 and 1995 . . . . . . . .   2

        Consolidated Statement of Income (Unaudited)
           Three Months Ended June 30, 1996 and 1995 . . . . . . .   3

        Consolidated Statement of Cash Flows (Unaudited)
           Six Months Ended June 30, 1996 and 1995 . . . . . . . .   4

        Notes to Condensed Consolidated Financial
           Statements (Unaudited). . . . . . . . . . . . . . . . .   6


   Item 2.  Management's Discussion and Analysis of Results of
              Operations . . . . . . . . . . . . . . . . . . . . .   9


 PART II.  OTHER INFORMATION:


   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .  11


 SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . .  12

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (In thousands)
                          (Unaudited)

                                                     June 30,   December 31,
                                                       1996         1995
                                                    ---------   -----------
                      ASSETS
   Current assets:
     Cash and equivalents. . . . . . . . . . . .    $ 38,934     $ 31,508
     Receivables, less allowances
        of $1,505 and $1,490. . . . . .  . . . .       8,603        6,407
     Inventories . . . . . . . . . . . . . . . .       2,260        2,129
     Prepaid expenses. . . . . . . . . . . . . .       6,974        1,367
     Deferred income taxes . . . . . . . . . . .       8,740        8,655
                                                    --------     --------
      Total current assets . . . . . . . . . . .      65,511       50,066

   Property and equipment, less accumulated
     depreciation of $349,433 and $335,787 . . .     461,019      466,887
   Deferred finance costs, less accumulated
     amortization of $3,376 and $3,021 . . . . .      11,595       11,877
   Casino Reinvestment Development Authority
     investment obligations. . . . . . . . . . .      12,886       13,108
   Other assets. . . . . . . . . . . . . . . . .       8,777        7,836
                                                    --------     --------
                                                    $559,788     $549,774
                                                    ========     ========
      LIABILITIES AND STOCKHOLDER'S EQUITY

   Current liabilities:
     Accounts payable. . . . . . . . . . . . . .    $  1,629     $  3,028
     Payable to affiliates . . . . . . . . . . .       1,924          534
     Income taxes payable. . . . . . . . . . . .       2,000        5,681
     Accrued liabilities . . . . . . . . . . . .      39,415       41,109
     Current maturities of long-term debt. . . .          51           49
                                                    --------     --------
      Total current liabilities. . . . . . . . .      45,019       50,401

   Long-term debt, less current maturities . . .     427,495      427,554
   Deferred income taxes . . . . . . . . . . . .      38,614       41,912
   Other long-term liabilities . . . . . . . . .       9,879        9,671

   Stockholder's equity:
     Common stock. . . . . . . . . . . . . . . .           1            1
     Additional paid-in capital. . . . . . . . .      20,235       20,235
     Retained earnings . . . . . . . . . . . . .      18,545          ---
                                                    --------     --------
      Total stockholder's equity . . . . . . . .      38,781       20,236
                                                    --------     --------
                                                    $559,788     $549,774
                                                    ========     ========
   See accompanying notes.

                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
               CONSOLIDATED STATEMENT OF INCOME
                        (In thousands)
                          (Unaudited)
                                              Six Months Ended June 30,
                                              -------------------------
                                                  1996          1995
                                                --------      --------
   Revenues:
     Casino . . . . . . . . . . . . . . . .     $173,183      $170,707
     Rooms. . . . . . . . . . . . . . . . .        9,714        10,380
     Food and beverage. . . . . . . . . . .        9,150         9,529
     Other. . . . . . . . . . . . . . . . .        6,048         5,687
                                                --------      --------
                                                 198,095       196,303

   Costs and expenses:
     Casino . . . . . . . . . . . . . . . .       73,056        67,977
     Rooms. . . . . . . . . . . . . . . . .        4,604         4,757
     Food and beverage. . . . . . . . . . .        8,040         8,676
     Other operating expenses . . . . . . .       26,579        28,710
     Selling, general and administrative. .       16,883        17,300
     Depreciation and amortization. . . . .       13,923        13,910
     Allocations from Bally Entertainment
       Corporation. . . . . . . . . . . . .        2,198         2,442
                                                --------      --------
                                                 145,283       143,772
                                                --------      --------

   Operating income . . . . . . . . . . . .       52,812        52,531
   Interest expense . . . . . . . . . . . .       20,694        20,790
                                                --------      --------

   Income before income taxes . . . . . . .       32,118        31,741
   Provision for income taxes   . . . . . .       13,573        13,620
                                                --------      --------
   Net income . . . . . . . . . . . . . . .     $ 18,545      $ 18,121
                                                ========      ========














    See accompanying notes./TABLE

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
                CONSOLIDATED STATEMENT OF INCOME
                         (In thousands)
                          (Unaudited)
                                              Three Months Ended June 30,
                                              ---------------------------
                                                  1996          1995
                                                --------      --------
   Revenues:
     Casino . . . . . . . . . . . . . . . .     $ 90,909      $ 90,067
     Rooms. . . . . . . . . . . . . . . . .        5,363         5,829
     Food and beverage. . . . . . . . . . .        4,831         5,227
     Other. . . . . . . . . . . . . . . . .        2,895         2,881
                                                --------      --------
                                                 103,998       104,004

   Costs and expenses:
     Casino . . . . . . . . . . . . . . . .       36,931        34,363
     Rooms. . . . . . . . . . . . . . . . .        2,393         2,472
     Food and beverage. . . . . . . . . . .        4,157         4,720
     Other operating expenses . . . . . . .       11,902        14,619
     Selling, general and administrative. .       10,185         9,673
     Depreciation and amortization. . . . .        7,026         6,969
     Allocations from Bally Entertainment
       Corporation. . . . . . . . . . . . .        1,211           957
                                                --------      --------
                                                  73,805        73,773
                                                --------      --------

   Operating income . . . . . . . . . . . .       30,193        30,231
   Interest expense . . . . . . . . . . . .       10,387        10,393
                                                --------      --------

   Income before income taxes . . . . . . .       19,806        19,838
   Provision for income taxes . . . . . . .        8,274         8,620
                                                --------      --------
   Net income . . . . . . . . . . . . . . .     $ 11,532      $ 11,218
                                                ========      ========














   See accompanying notes.

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                        (In thousands)
                                         (Unaudited)
                                                Six Months Ended June 30,
                                                -------------------------
                                                   1996          1995
                                                 --------      --------
 Operating:
   Net income . . . . . . . . . . . . . . . .    $ 18,545      $ 18,121
   Adjustments to reconcile to cash provided-
     Depreciation and amortization. . . . . .      13,923        13,910
     Other amortization included in interest
       expense. . . . . . . . . . . . . . . .         783           799
     Provision for doubtful receivables . . .         183           503
     Deferred income taxes. . . . . . . . . .      (3,383)       (3,569)
     Gain on settlement of supplemental
       executive retirement plan. . . . . . .         ---        (1,800)
     Change in operating assets and
       liabilities. . . . . . . . . . . . . .     (14,234)        2,737
                                                 --------      --------
         Cash provided by operating activities     15,817        30,701

 Investing:
   Purchases and construction
     of property and equipment. . . . . . . .      (8,309)       (4,377)
   Proceeds from disposal of property and
     equipment. . . . . . . . . . . . . . . .         254             8
   Casino Reinvestment Development Authority
     investment obligations, net. . . . . . .         222        (1,013)
                                                 --------      --------
         Cash used in investing activities. .      (7,833)       (5,382)

 Financing:
   Debt transactions -
     Repayments of long-term debt . . . . . .         (57)          (26)
     Costs to amend revolving credit agreement       (501)          ---
                                                 --------      --------
         Cash used in debt transactions . . .        (558)          (26)
   Equity transactions -
     Dividends paid . . . . . . . . . . . . .         ---        (5,500)
                                                 --------      --------
         Cash used in financing activities. .        (558)       (5,526)
                                                 --------      --------
 Increase in cash and equivalents . . . . . .       7,426        19,793
 Cash and equivalents, beginning of period. .      31,508        13,949
                                                 --------      --------
 Cash and equivalents, end of period. . . . .    $ 38,934      $ 33,742
                                                 ========      ========

                          (Continued)



                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
             CONSOLIDATED STATEMENT OF CASH FLOWS
                        (In thousands)
                                         (Unaudited)
                                              Six Months Ended June 30,
                                              -------------------------
                                                   1996         1995
                                                 --------     --------
 SUPPLEMENTAL CASH FLOWS INFORMATION
   Changes in operating assets and liabilities:
     Increase in receivables. . . . . . . . . .  $ (2,379)    $   (319)
     Decrease in income taxes receivable. . . .       ---        1,249
     Increase in inventories. . . . . . . . . .      (131)        (162)
     Increase in prepaid expenses
       and other assets . . . . . . . . . . . .    (6,548)        (579)
     Increase (decrease) in accounts payable,
       payable to affiliates, accrued liabilities
       and other long-term liabilities  . . . .    (1,495)       1,048
     Increase (decrease) in income taxes payable   (3,681)       1,500
                                                 --------     --------
                                                 $(14,234)    $  2,737
                                                 ========     ========


   Cash payments for interest and income taxes:
     Interest paid. . . . . . . . . . . . . . .  $ 19,940     $ 20,260
     Interest capitalized . . . . . . . . . . .      (157)         (21)
     Income taxes paid (net of refunds) . . . .    20,637       14,440


   Investing activities exclude the following
     non-cash activity:
       Donation of Casino Reinvestment
         Development Authority investment
         obligations, net . . . . . . . . . . .  $    442     $    393
















 See accompanying notes.

 </table


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

 All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 1996, its consolidated statements of income for the three and six months ended June 30, 1996 and 1995 and its consolidated statement of cash flows for the six months ended June 30, 1996 and 1995. All such adjustments were of a normal recurring nature.

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

 Acquisition of BEC by Hilton Hotels Corporation

 In June 1996, BEC and Hilton Hotels Corporation ("Hilton") entered into an agreement pursuant to which BEC will merge with and into Hilton. The transaction, which has been approved by the Board of Directors of BEC and Hilton, is subject to approval by the companies' shareholders and gaming regulators of several states, and is expected to close by year-end 1996.

 Seasonal factors

 The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

 Allocations from BEC and transactions with related parties

 BEC allocates costs to the Company consisting of the Company's allocable share of BEC's corporate overhead including executive salaries and benefits, public company reporting costs and other corporate headquarter's costs. While the Company does not obtain a measurable direct benefit from these allocated costs, management believes that the Company receives an indirect benefit from BEC's oversight. BEC's method for allocating costs is designed to apportion the majority of its operating costs to its subsidiaries and is generally based upon many subjective factors including various measures of operational size and extent of BEC's oversight requirements. Management of BEC believes that the methods used to allocate these costs are reasonable. Because of BEC's controlling relationship with the Company and the allocation of certain BEC costs, the operating results of the Company could be significantly different if the Company operated autonomously. In addition, certain of the Company's insurance coverage is obtained by BEC pursuant to corporate-wide programs.
 In these circumstances, BEC charges the Company its proportionate share of the respective insurance premiums.

 Certain executive officers of the Company function in a similar capacity for certain other BEC subsidiaries and exercise decision-making and operational authority over these entities. No allocation of cost is made from the Company to these BEC subsidiaries for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of the Company and GNOC, CORP. (a wholly owned subsidiary of BEC which owns and operates the casino hotel resort in Atlantic City known as the "The Grand"), are consolidated, including limousine services, legal services and purchasing. Costs of these operations are allocated to or from the Company either directly or using various formulas based on estimates of utilization of such services. On a net basis, allocations to The Grand were $107 and $76 for the three months ended June 30, 1996 and 1995, respectively, and $215 and $137 for the six months ended June 30, 1996 and 1995, respectively, which management believes were reasonable. The Company also leases land to The Grand, and rental income for each of the three and six month periods ended June 30, 1996 and 1995 was $174 and $348, respectively.

 Long-term debt

 The indenture for the 9 1/4% First Mortgage Notes due 2004 (the "Notes") and the $65,000 revolving credit facility (the entire amount was unused at June 30, 1996) impose restrictions on the Company's ability to incur debt and issue preferred stock, make acquisitions and certain restricted payments, create liens, sell assets or enter into transactions with affiliates. The revolving credit facility is, in certain circumstances, more restrictive than the indenture for the Notes. Also, the indenture for the Notes and the revolving credit facility presently limit the payment of dividends by the Company to 50% of aggregate consolidated net income (as defined) earned since April 1, 1994. At June 30, 1996, $12,363 was available to be paid as dividends.

 Income taxes

 Taxable income or loss of the Company is included in the consolidated federal income tax return of BEC. Under agreements among the Company, BEC and Bally's Casino Holdings, Inc., income taxes are allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company receives credit from BEC for the tax benefit of the Company's net operating losses and tax credits, if any, that can be utilized in BEC's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by the Company on a separate consolidated federal income tax return basis. Payments to BEC for tax liabilities are due at such time and in such amounts as payments are required to be made to the Internal Revenue Service. Payments from BEC for tax benefits are due at the time BEC files the applicable consolidated federal income tax return. Under the tax sharing agreement, the Company had federal income taxes payable to BEC of $2,000 at June 30, 1996 and $514 at December 31, 1995, which are classified as income taxes payable in the accompanying condensed consolidated balance sheet.

 Guarantees

 At June 30, 1996, the Company was contingently liable for the guarantee of payments up to approximately $29,000 in the event certain affiliates fail to make required payments pursuant to various contractual obligations.

                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


 Comparison of the Six Months Ended June 30, 1996 and 1995

 Revenues of the Company for the six months ended June 30, 1996 were $198.1 million compared to $196.3 million for the 1995 period, an increase of $1.8 million (1%) primarily due to a $2.5 million (1%) increase in casino revenues. Slot revenues increased $2.9 million (2%) due to a 5% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 8.5% in 1995 to 8.3% in 1996. On average, the Company had 89 (4%) more slot machines for the six months ended June 30, 1996 compared to the same period in 1995. Slot revenues approximated 71% of the Company's casino revenues in 1996 compared to 70% in 1995. Table game revenues, excluding poker, remained essentially unchanged as a 1% increase in the drop (amount wagered) was offset by a reduction in the hold percentage from 16.4% in 1995 to 16.3% in 1996. Other casino revenues decreased $.4 million (10%) primarily due to reduced poker revenues. In addition, rooms revenue decreased $.7 million (6%) due to increased complimentaries in 1996 causing reduced occupancy of rooms by paying customers.

 Atlantic City casino revenues (excluding poker, horse race simulcasting and keno) for the six months ended June 30, 1996 increased approximately 4% from 1995 due to a 4% increase in both table game and slot revenues. Since June 30, 1995, the number of slot machines in Atlantic City increased approximately 11% and the number of table games, excluding poker tables, increased approximately 8%. Slot revenues approximated 69% of total casino revenues in Atlantic City for both 1996 and 1995. Management believes that the expansion of several casino hotel facilities in Atlantic City, which includes additional hotel rooms and gaming space, has caused and will continue to cause intense promotional efforts to attract players as both the Company and its competitors continue to seek to expand their share of gaming revenues and maximize the utilization of their gaming space. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage continues to decline. Management believes that the slot win percentage will continue to be subject to competitive pressure and may decline further. In addition, proposals for several new casino hotel resorts were recently announced for Atlantic City and, if and when such resorts are opened, capacity and competition will further increase. However, management believes Bally's Park Place Casino-Resort is well-positioned to compete for additional casino revenues in the Atlantic City market through the attractive promotional gaming programs and special events it offers and the appearance and comfort of its gaming space and hotel accomodations. During the first quarter of 1995, the Company completed a slot machine upgrade, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors, and reconfigured its slot machine layout, adding slot stools and increasing aisle space. In addition, the Company broke ground in April 1996 for construction of a western-themed casino complex on approximately 4 acres of Boardwalk property it owns adjacent to Bally's Park Place Casino-Resort. The complex is presently planned to include 75,000 square feet of casino space and cost approximately $100 million, with completion anticipated in mid-1997.

 Operating income of the Company for the six months ended June 30, 1996 was $52.8 million compared to $52.5 million for the 1995 period, an increase of $.3 million (1%) as the aforementioned revenue increase was substantially

                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


 offset by a 1% increase in operating expenses. Casino expenses increased $5.1 million (7%) due primarily to expanded promotional efforts. This increase in casino expenses was offset, in part, by a $2.1 million (7%) decrease in other operating expenses primarily due to a real estate tax refund relating to prior years. In addition, food and beverage expenses decreased $.6 million (7%) as a result of an increase in complimentaries, which cost is included in casino expenses. Operating costs and expenses include allocations from BEC of its overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarter's costs) of $2.2 million and $2.4 million for the six months ended June 30, 1996 and 1995, respectively. Management of BEC believes that the methods used to allocate these costs are reasonable.

 For the six months ended June 30, 1996 and 1995, the effective rates of the income tax provision varied from the U.S. statutory tax rate (35%) due principally to state income taxes.













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








 Dated: August 9, 1996






























                              12
