Form 10-Q
period 1996-09-30
BALLYS PARK PLACE INC
filed 1996-11-14
CIK 311359

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


 (Mark One)

 {X} Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1996

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

 Yes  X    No

 At October 31, 1996, all 100 outstanding shares of the registrant's common stock were held by Bally's Casino Holdings, Inc., an indirect wholly owned subsidiary of Bally Entertainment Corporation.

 The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)



                             INDEX

                                                                       Page
                                                                      Number

 PART I.   FINANCIAL INFORMATION:


   Item 1.  Financial Statements

        Condensed Consolidated Balance Sheet (Unaudited)
           September 30, 1996 and December 31, 1995. . . . . . . . . . .  1

        Consolidated Statement of Income (Unaudited)
           Nine Months Ended September 30, 1996 and 1995 . . . . . . . .  2

        Consolidated Statement of Income (Unaudited)
           Three Months Ended September 30, 1996 and 1995. . . . . . . .  3

        Consolidated Statement of Cash Flows (Unaudited)
           Nine Months Ended September 30, 1996 and 1995 . . . . . . . .  4

        Notes to Condensed Consolidated Financial
           Statements (Unaudited). . . . . . . . . . . . . . . . . . . .  6


   Item 2.  Management's Discussion and Analysis of Results of
              Operations . . . . . . . . . . . . . . . . . . . . . . . .  9


 PART II.  OTHER INFORMATION:


   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 11


 SIGNATURE PAGE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (In thousands)
                          (Unaudited)
                                                September 30,   December 31,
                                                    1996           1995
                                                ------------    -----------
                      ASSETS
   Current assets:
     Cash and equivalents. . . . . . . . . . . .  $ 49,012       $ 31,508
     Receivables, less allowances
        of $1,475 and $1,490. . . . . .  . . . .     9,758          6,407
     Income taxes receivable . . . . . . . . . .     1,100            ---
     Inventories . . . . . . . . . . . . . . . .     2,266          2,129
     Prepaid expenses. . . . . . . . . . . . . .     7,134          1,367
     Deferred income taxes . . . . . . . . . . .     9,239          8,655
                                                  --------       --------
      Total current assets . . . . . . . . . . .    78,509         50,066

   Property and equipment, less accumulated
     depreciation of $355,173 and $335,787 . . .   459,827        466,887
   Deferred finance costs, less accumulated
     amortization of $3,795 and $3,021 . . . . .    11,238         11,877
   Casino Reinvestment Development Authority
     investment obligations. . . . . . . . . . .    16,023         13,108
   Other assets. . . . . . . . . . . . . . . . .    10,097          7,836
                                                  --------       --------
                                                  $575,694       $549,774
                                                  ========       ========
      LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities:
     Accounts payable. . . . . . . . . . . . . .  $  2,288       $  3,028
     Payable to affiliates . . . . . . . . . . .     3,265            534
     Income taxes payable. . . . . . . . . . . .       ---          5,681
     Accrued liabilities . . . . . . . . . . . .    26,590         41,109
     Current maturities of long-term debt. . . .        51             49
                                                  --------       --------
      Total current liabilities. . . . . . . . .    32,194         50,401

   Long-term debt, less current maturities . . .   427,483        427,554
   Deferred income taxes . . . . . . . . . . . .    45,053         41,912
   Other long-term liabilities . . . . . . . . .    11,926          9,671

   Stockholder's equity:
     Common stock. . . . . . . . . . . . . . . .         1              1
     Additional paid-in capital. . . . . . . . .    20,235         20,235
     Retained earnings . . . . . . . . . . . . .    38,802            ---
                                                  --------       --------
      Total stockholder's equity . . . . . . . .    59,038         20,236
                                                  --------       --------
                                                  $575,694       $549,774
                                                  ========       ========

   See accompanying notes.

                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
               CONSOLIDATED STATEMENT OF INCOME
                        (In thousands)
                          (Unaudited)

                                            Nine Months Ended September 30,
                                            ------------------------------
                                                  1996          1995
                                               --------      --------
   Revenues:
     Casino . . . . . . . . . . . . . . . .     $271,225      $273,189
     Rooms. . . . . . . . . . . . . . . . .       16,537        17,581
     Food and beverage. . . . . . . . . . .       14,290        15,214
     Other. . . . . . . . . . . . . . . . .       12,706         9,315
                                                --------      --------
                                                 314,758       315,299

   Costs and expenses:
     Casino . . . . . . . . . . . . . . . .      107,371       108,388
     Rooms. . . . . . . . . . . . . . . . .        7,154         7,512
     Food and beverage. . . . . . . . . . .       12,249        13,761
     Other operating expenses . . . . . . .       42,467        44,315
     Selling, general and administrative. .       25,215        25,048
     Depreciation and amortization. . . . .       21,300        21,344
     Allocations from Bally Entertainment
       Corporation. . . . . . . . . . . . .        3,374         3,705
                                                --------      --------
                                                 219,130       224,073
                                                --------      --------

   Operating income . . . . . . . . . . . .       95,628        91,226
   Interest expense . . . . . . . . . . . .       31,013        31,180
                                                --------      --------

   Income before income taxes . . . . . . .       64,615        60,046
   Provision for income taxes . . . . . . .       25,813        25,760
                                                --------      --------
   Net income . . . . . . . . . . . . . . .     $ 38,802      $ 34,286
                                                ========      ========













   See accompanying notes.

                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
                CONSOLIDATED STATEMENT OF INCOME
                         (In thousands)
                          (Unaudited)


                                            Three Months Ended September 30,
                                            -------------------------------
                                                  1996          1995
                                                --------      --------
   Revenues:
     Casino . . . . . . . . . . . . . . . .     $ 98,042      $102,482
     Rooms. . . . . . . . . . . . . . . . .        6,823         7,201
     Food and beverage. . . . . . . . . . .        5,140         5,685
     Other. . . . . . . . . . . . . . . . .        6,658         3,628
                                                --------      --------
                                                 116,663       118,996

   Costs and expenses:
     Casino . . . . . . . . . . . . . . . .       34,576        38,346
     Rooms. . . . . . . . . . . . . . . . .        2,529         2,698
     Food and beverage. . . . . . . . . . .        4,197         5,032
     Other operating expenses . . . . . . .       15,888        15,605
     Selling, general and administrative. .        8,104         9,923
     Depreciation and amortization. . . . .        7,377         7,434
     Allocations from Bally Entertainment
       Corporation. . . . . . . . . . . . .        1,176         1,263
                                                --------      --------
                                                  73,847        80,301
                                                --------      --------

   Operating income . . . . . . . . . . . .       42,816        38,695
   Interest expense . . . . . . . . . . . .       10,319        10,390
                                                --------      --------

   Income before income taxes . . . . . . .       32,497        28,305
   Provision for income taxes . . . . . . .       12,240        12,140
                                                --------      --------
   Net income . . . . . . . . . . . . . . .     $ 20,257      $ 16,165
                                                ========      ========









   See accompanying notes.



                    BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                        (In thousands)
                                         (Unaudited)

                                             Nine Months Ended September 30,
                                             ------------------------------
                                                   1996          1995
                                                 --------      --------
 Operating:
   Net income . . . . . . . . . . . . . . . .    $ 38,802      $ 34,286
   Adjustments to reconcile to cash provided-
     Depreciation and amortization. . . . . .      21,300        21,344
     Other amortization included in interest
       expense. . . . . . . . . . . . . . . .       1,202         1,199
     Provision for doubtful receivables . . .         453         1,009
     Deferred income taxes. . . . . . . . . .       2,557         2,177
     Gain on settlement of supplemental
       executive retirement plan. . . . . . .         ---        (1,800)
     Change in operating assets and
       liabilities. . . . . . . . . . . . . .     (29,023)      (12,191)
                                                 --------      --------
         Cash provided by operating activities     35,291        46,024

 Investing:
   Purchases and construction
     of property and equipment. . . . . . . .     (14,062)       (7,219)
   Proceeds from disposal of property and
     equipment. . . . . . . . . . . . . . . .         264           372
   Casino Reinvestment Development Authority
     investment obligations, net. . . . . . .      (3,357)       (1,389)
                                                 --------      --------
         Cash used in investing activities. .     (17,155)       (8,236)

 Financing:
   Debt transactions -
     Repayments of long-term debt . . . . . .         (69)          (72)
     Costs to amend revolving credit agreement       (563)          ---
                                                 --------      --------
         Cash used in debt transactions . . .        (632)          (72)
   Equity transactions -
     Dividends paid . . . . . . . . . . . . .         ---       (36,100)
                                                 --------      --------
         Cash used in financing activities. .        (632)      (36,172)
                                                 --------      --------
 Increase in cash and equivalents . . . . . .      17,504         1,616
 Cash and equivalents, beginning of period. .      31,508        13,949
                                                 --------      --------
 Cash and equivalents, end of period. . . . .    $ 49,012      $ 15,565
                                                 ========      ========

                          (Continued)


                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation)
             CONSOLIDATED STATEMENT OF CASH FLOWS
                        (In thousands)
                                         (Unaudited)



                                            Nine Months Ended September 30,
                                            ------------------------------
                                                   1996         1995
                                                 --------     --------
 SUPPLEMENTAL CASH FLOWS INFORMATION
   Changes in operating assets and liabilities:
     Increase in receivables. . . . . . . . . .  $ (3,804)    $   (867)
     (Increase) decrease in income taxes
       receivable . . . . . . . . . . . . . . .    (1,100)       1,250
     (Increase) decrease in inventories . . . .      (137)          81
     Increase in prepaid expenses
       and other assets . . . . . . . . . . . .    (8,028)      (1,517)
     Decrease in accounts payable, payable
       to affiliates, accrued liabilities
       and other long-term liabilities  . . . .   (10,273)     (13,181)
     Increase (decrease) in income taxes payable   (5,681)       2,043
                                                 --------     --------
                                                 $(29,023)    $(12,191)
                                                 ========     ========


   Cash payments for interest and income taxes:
     Interest paid. . . . . . . . . . . . . . .  $ 40,009     $ 40,076
     Interest capitalized . . . . . . . . . . .      (336)         (43)
     Income taxes paid (net of refunds) . . . .    30,037       20,290


   Investing activities exclude the
     following non-cash activity:
       Donation of Casino Reinvestment
         Development Authority investment
         obligations, net . . . . . . . . . . .  $    442     $    393











 See accompanying notes.

                                Basis of presentation

 The accompanying condensed consolidated financial statements include the accounts of Bally's Park Place, Inc., a Delaware corporation (the "Company"), which is an indirect wholly owned subsidiary of Bally Entertainment Corporation ("BEC"), and its subsidiaries. The Company owns and operates the casino hotel resort in Atlantic City, New Jersey known as "Bally's Park Place Casino-Resort". The Company operates in one industry segment and all significant revenues arise from its casino and supporting hotel operations. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 1996, its consolidated statements of income for the three and nine months ended September 30, 1996 and 1995 and its consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995. All such adjustments were of a normal recurring nature.

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

 Acquisition of BEC by Hilton Hotels Corporation

 In June 1996, BEC and Hilton Hotels Corporation ("Hilton") entered into an agreement pursuant to which BEC will merge with and into Hilton (the "Merger"). The Merger, which has been approved by the Board of Directors and shareholders of BEC and Hilton, is subject to approval by gaming regulators of several jurisdictions, and is expected to close before year-end 1996.

 Seasonal factors

 The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

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

 Certain executive officers of the Company function in a similar capacity for certain other BEC subsidiaries and exercise decision-making and operational authority over these entities. No allocation of cost is made from the Company to these BEC subsidiaries for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of the Company and GNOC, CORP. (a wholly owned subsidiary of BEC which owns and operates the casino hotel resort in Atlantic City known as the "The Grand"), are consolidated, including limousine services, legal services and purchasing. Costs of these operations are allocated to or from the Company either directly or using various formulas based on estimates of utilization of such services. On a net basis, allocations to The Grand were $65 and $107 for the three months ended September 30, 1996 and 1995, respectively, and $280 and $244 for the nine months ended September 30, 1996 and 1995, respectively, which management believes were reasonable. The Company also leases land to The Grand, and rental income for each of the three and nine month periods ended September 30, 1996 and 1995 was $174 and $522, respectively.

 Long-term debt

 The indenture for the Company's 9 1/4% First Mortgage Notes due 2004 (the "Notes") and the $65,000 revolving credit facility (the entire amount was unused at September 30, 1996) impose restrictions on the Company's ability to incur debt and issue preferred stock, make acquisitions and certain restricted payments, create liens, sell assets or enter into transactions with affiliates. The revolving credit facility is, in certain circumstances, more restrictive than the indenture for the Notes. Also, the indenture for the Notes and the revolving credit facility presently limit the payment of dividends by the Company to 50% of aggregate consolidated net income (as defined) earned since April 1, 1994. At September 30, 1996, $22,492 was available to be paid as dividends.

 In October 1996, Hilton announced an offer to purchase for cash any and all of the Notes (the "Tender Offer") and a solicitation of consents to proposed amendments to the indenture for the Notes (the "Consent Solicitation"). The Tender Offer and Consent Solicitation are subject to consummation of the Merger, receipt of tenders and consents for at least a majority of the principal amount of the Notes and the receipt of any necessary gaming regulatory approvals, as well as certain other conditions described in the Offer to Purchase and Consent Solicitation.

 Income taxes

 Taxable income or loss of the Company is included in the consolidated federal income tax return of BEC. Under agreements among the Company, BEC and Bally's Casino Holdings, Inc., income taxes are allocated to the Company based on amounts the Company would pay or receive if it filed a separate consolidated federal income tax return, except that the Company receives credit from BEC for the tax benefit of the Company's net operating losses and tax credits, if any, that can be utilized in BEC's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by the Company on a separate consolidated federal income tax return basis. Payments to BEC for tax liabilities are due at such time and in such amounts as payments are required to be made to the Internal Revenue Service. Payments from BEC for tax benefits are due at the time BEC files the applicable consolidated federal income tax return. Under the tax sharing agreement, the Company had income taxes receivable from BEC of $1,100 at September 30, 1996 and income taxes payable to BEC of $514 at December 31, 1995, which are classified as income taxes receivable/payable in the accompanying condensed consolidated balance sheet.

 Guarantees

 At September 30, 1996, the Company was contingently liable for the guarantee of payments up to approximately $25,200 in the event certain affiliates fail to make required payments pursuant to various contractual obligations.

                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


 Comparison of the Nine Months Ended September 30, 1996 and 1995

 Revenues of the Company for the nine months ended September 30, 1996 were $314.8 million compared to $315.3 million for the 1995 period, a decrease of $.5 million. Casino revenues decreased $2.0 million (1%). Slot revenues decreased $1.3 million (1%) due to a decline in the win percentage from 8.5% in 1995 to 8.3% in 1996 offset, in part, by 2% increase in slot handle (volume). On average, Bally's Park Place had 89 (4%) more slot machines for the 1996 period than in 1995. Slot revenues approximated 70% of the Company's casino revenues in 1996 and 1995. Table game revenues, excluding poker, remained essentially unchanged as a 1% increase in the drop (amount wagered) was offset by a reduction in the hold percentage from 16.4% in 1995 to 16.3% in 1996. Other casino revenues decreased $.8 million (14%) primarily due to reduced poker revenues. In addition, rooms revenue and food and beverage revenue decreased $1.0 million (6%) and $.9 million (6%), respectively, due to increased complimentaries in 1996, resulting in fewer paying customers. Other revenues increased $3.4 million (36%) principally due to a gain on life insurance proceeds from a policy on a former executive.

 Atlantic City casino revenues (excluding poker, horse race simulcasting and keno) for the nine months ended September 30, 1996 increased approximately 3% from 1995 due to a 3% increase in both table game and slot revenues. Since September 30, 1995, the number of slot machines in Atlantic City increased approximately 10% and the number of table games, excluding poker tables, increased approximately 6%. Slot revenues approximated 69% of total casino revenues in Atlantic City for both 1996 and 1995. Management believes that the expansion of several casino hotel facilities in Atlantic City, which includes additional hotel rooms and gaming space, has caused and will continue to cause intense promotional efforts to attract players as both the Company and its competitors continue to seek to expand their share of gaming revenues and maximize the utilization of their gaming space. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage continues to decline. Management believes that the slot win percentage will continue to be subject to competitive pressure and may decline further. In addition, proposals for several new casino hotel resorts were recently announced for Atlantic City and, if and when such resorts are opened, capacity and competition will further increase. However, management believes Bally's Park Place Casino-Resort is well-positioned to compete for additional casino revenues in the Atlantic City market through the attractive promotional gaming programs and special events it offers and the appearance and comfort of its gaming space and hotel accommodations. During the first quarter of 1995, the Company completed a slot machine upgrade, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors, and reconfigured its slot machine layout, adding slot stools and increasing aisle space. In addition, the Company broke ground in April 1996 for construction of a western-themed casino complex on approximately 4 acres of Boardwalk property it owns adjacent to Bally's Park Place Casino-Resort. The complex is presently planned to include 75,000 square feet of casino space and cost approximately $110 million, with completion anticipated in mid-1997.

 Operating income of the Company for the nine months ended September 30, 1996 was $95.6 million compared to $91.2 million for the 1995 period, an increase


                   BALLY'S PARK PLACE, INC.
 (An Indirect Wholly Owned Subsidiary of Bally Entertainment Corporation) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

 of $4.4 million (5%) as the aforementioned revenue decrease was more than offset by a 2% decrease in operating expenses. Other operating expenses declined $1.8 million (4%) primarily due to a real estate tax refund relating to prior years. In addition, food and beverage expenses and rooms expense decreased $1.5 million (11%) and $.4 million (5%), respectively, due primarily to an increase in complimentaries, which costs are included in casino expenses. Operating costs and expenses include allocations from BEC of its overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarter's costs) of $3.4 million and $3.7 million for the nine months ended September 30, 1996 and 1995, respectively. Management of BEC believes that the methods used to allocate these costs are reasonable.

 For the nine months ended September 30, 1996 and 1995, the effective rates of the income tax provision varied from the U.S. statutory tax rate (35%) due principally to state income taxes in both periods and adjustments of prior years' taxes in the 1995 period.

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








 Dated: November 14, 1996